Form 10-Q
period 2025-09-30
CapsoVision, Inc
filed 2025-11-13
CIK 1378325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Yes ☒   No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Yes ☐   No ☒
As of November 11, 2025, the registrant had 46,843,225 shares of common stock, $0.001 par value per share, outstanding.

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
•our expected receipt of and related timing for FDA 510(k) clearance of our CapsoCam Colon and related sales;
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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAPSOVISION, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except par value and share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$17,787	$9,319
Accounts receivable, net	1,870	2,001
Inventory	3,187	2,629
Prepaid expenses and other current assets	1,201	898
Total current assets	24,045	14,847
Property and equipment, net	640	720
Operating lease right-of-use assets	935	1,195
Other long-term assets	41	41
TOTAL ASSETS	$25,661	$16,803

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,345	$749
Accrued expenses and other current liabilities	2,790	569
Deferred revenue	106	132
Operating lease liabilities – current	394	351
Total current liabilities	4,635	1,801

Operating lease liabilities – long-term	584	887
Total liabilities	5,219	2,688

Commitments and contingencies - Note 9

Convertible Preferred Stock (each Series: $0.001 par value)
Series A, B, C, C-1, D, D-1, D-2, E, F-1, F-2, G, G-1, H: none and 153,682,280 shares authorized, none and 38,665,583 issued and outstanding, and liquidation preference of none and $152,378 as of September 30, 2025 and December 31, 2024, respectively	—	143,625

The accompanying notes are an integral part of these condensed financial statements.	1

CAPSOVISION, INC.
CONDENSED BALANCE SHEETS (UNAUDITED) (continued)
(in thousands, except par value and share amounts)

	September 30, 2025	December 31, 2024
Convertible Preferred Stock (each Series: $0.001 par value) (continued)
Total convertible preferred stock	—	143,625

Stockholders’ Equity
Common stock, $0.001 par value: 300,000,000 and 190,000,000 shares authorized; 46,798,901 and 2,090,945 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	47	2
Additional paid-in capital	168,666	838
Accumulated deficit	(148,271)	(130,350)
Total stockholders’ equity (deficit)	20,442	(129,510)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$25,661	$16,803

The accompanying notes are an integral part of these condensed financial statements.	2

CAPSOVISION, INC.
CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net revenue	$3,538	$2,966	$9,636	$8,304

Costs of revenue	1,624	1,309	4,417	$3,661

Gross profit	1,914	1,657	5,219	4,643

OPERATING EXPENSES
Selling and marketing	1,773	1,745	5,581	5,168
Research and development	6,090	4,522	12,589	12,004
General and administrative	2,070	1,193	5,101	2,754
Total operating expenses	9,933	7,460	23,271	19,926

Operating loss	(8,019)	(5,803)	(18,052)	(15,283)

NON-OPERATING INCOME
Interest income, net	132	8	175	22
Other non-operating income/(expense), net	(34)	1	(44)	2
Total non-operating income, net	98	9	131	24

Loss before income taxes	(7,921)	(5,794)	(17,921)	(15,259)

Provision for income taxes	—	—	—	—

Net loss and comprehensive loss	$(7,921)	$(5,794)	$(17,921)	$(15,259)

Net loss per share – basic and diluted	$(0.17)	$(2.79)	$(1.05)	$(7.65)

Weighted average common shares outstanding – basic and diluted	46,217,127	2,076,979	17,049,671	1,993,934

The accompanying notes are an integral part of these condensed financial statements.	3

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
December 31, 2024	38,665,583	$143,625	2,090,945	$2	$838	$(130,350)	$(129,510)
Issuance of common stock upon exercises of stock options	—	—	87,549	—	34	—	34
Stock-based compensation	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	(5,375)	(5,375)
March 31, 2025	38,665,583	$143,625	2,178,494	$2	$1,024	$(135,725)	$(134,699)
Issuance of common stock upon exercises of stock options	—	—	265,674	—	95	—	95
Issuance of common stock upon exercises of warrants	—	—	15,015	—	73	—	73
Stock-based compensation	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	(4,625)	(4,625)
June 30, 2025	38,665,583	$143,625	2,459,183	$2	$1,362	$(140,350)	$(138,986)
Conversion of all convertible preferred stock to common stock - initial public offering	(38,665,583)	(143,625)	38,665,583	39	143,586	—	143,625
Issuance of common stock in initial public offering, net of issuance costs	—	—	5,629,978	6	22,848	—	22,854
Issuance of Underwriters Warrants	—	—	—	—	519	—	519

The accompanying notes are an integral part of these condensed financial statements.	4

CAPSOVISION, INC.
UNAUDITED CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

Issuance of common stock upon promissory note repayment	—	—	7,508	—	31	—	31
Reverse stock split rounddown and cash in lieu payment	—	—	(108)	—	(1)	—	(1)
Issuance of common stock upon exercises of stock options	—	—	36,757	—	14	—	14
Stock-based compensation	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	(7,921)	(7,921)
September 30, 2025	—	$—	46,798,901	$47	$168,666	$(148,271)	$20,442

The accompanying notes are an integral part of these condensed financial statements.	5

CAPSOVISION, INC.
UNAUDITED CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2023	35,559,025	$128,625	1,837,036	$2	$607	$(110,452)	$(109,843)
Issuance of common stock upon exercises of stock options	—	—	108,714	—	41	—	41
Stock-based compensation	—	—	—	—	13	—	13
Net loss	—	—	—	—	—	(4,200)	(4,200)
March 31, 2024	35,559,025	$128,625	1,945,750	$2	$661	$(114,652)	$(113,989)
Issuance of common stock upon exercises of stock options	—	—	108,108	—	31	—	31
Stock-based compensation	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(5,266)	(5,266)
June 30, 2024	35,559,025	$128,625	2,053,858	$2	$707	$(119,918)	$(119,209)
Issuance of Series H convertible preferred stock	2,071,038	10,000	—	—	—	—	—
Issuance of common stock upon exercises of stock options	—	—	36,211	—	1	—	1
Stock-based compensation	—	—	—	—	15	—	15
Net loss	—	—	—	—	—	(5,794)	(5,794)
September 30, 2024	37,630,063	$138,625	2,090,069	$2	$723	$(125,712)	$(124,987)

The accompanying notes are an integral part of these condensed financial statements.	6

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine months ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(17,921)	$(15,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	161	155
Loss on disposal of property and equipment	1	—
Amortization of operating lease right-of-use assets	260	234
Unrealized foreign exchange gains	(170)	(18)
Stock in lieu of debt repayment	31	—
Stock-based compensation	629	43
Bad debt expense	11	1
Changes in operating assets and liabilities:
Accounts receivable	151	238
Inventory	(558)	(596)
Prepaid expenses and other current assets	(303)	7
Other long-term assets	—	(2)
Accounts payable	596	226
Accrued expenses and other current liabilities	2,220	481
Deferred revenue	(26)	(3)
Operating lease liabilities	(260)	(199)
Net cash used in operating activities	$(15,178)	$(14,692)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(82)	(153)
Net cash used in investing activities	$(82)	$(153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series H convertible preferred stock	—	10,000
Proceeds from IPO, net of commissions	26,557	—
Payment of deferred IPO offering costs	(3,184)	—
Proceeds from promissory note issuance	1,000	—
Repayment of promissory note	(1,000)	—
Proceeds from exercises of options on common stock and warrants	216	73
Net cash provided by financing activities	$23,589	$10,073

Net increase (decrease) in cash and cash equivalents	8,329	(4,772)
Effect of exchange rate changes on cash and cash equivalents	139	12
Cash and cash equivalents at beginning of period	9,319	14,559
Cash and cash equivalents at end of period	$17,787	$9,799

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for income taxes	$7	$6
Cash paid for interest	15	—

The accompanying notes are an integral part of these condensed financial statements.	7

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

NON-CASH FINANCING AND INVESTING ACTIVITIES
Underwriters warrants issued in connection with the IPO	$519	—
Conversion of convertible preferred stock into common stock upon initial public offering	$143,625	—

The accompanying notes are an integral part of these condensed financial statements.	8

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
CapsoCam Plus® was cleared by the U.S. Food and Drug Administration ("FDA") in 2016 and has since been approved in various other countries. CapsoColon 3D® is completing the second arm of our pivotal clinical study with planned submission for regulatory clearance, starting with the FDA, and we anticipate filing with the FDA in the second quarter of 2026. The Company is subject to risks and uncertainties common to life sciences companies including, but not limited to, risks associated with the success of research and development, risks associated with contract manufacturing, competition from other companies, protection of intellectual property and the risk of litigation related thereto, compliance with government regulations, and the ability to secure additional capital to fund operations and research & development. Current and future programs, including for products focused on other areas of the GI system, will require significant research and development efforts, extensive clinical testing, and submissions for regulatory approval prior to commercialization.
Initial Public Offering
On July 3, 2025, the Company completed its initial public offering ("IPO") of 5,500,000 shares of its common stock, that was followed by the issuance of 129,978 shares of common stock on July 18, 2025 in connection with the partial exercise by the underwriters of their option to purchase up to an additional 825,000 shares (the “Over-allotment Exercise”) as further described in Note 11. COMMON STOCK), each at a price to the public of $5.00 per share. The Company received net proceeds of approximately $23.37 million after deducting underwriting discounts and commissions of approximately $1.59 million and offering expenses of approximately $3.18 million which were recognized in additional paid-in capital as a reduction of the proceeds generated from the offering.
The gross proceeds to the Company from the IPO was approximately $28.14 million, before deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.
In connection to the IPO, the Company amended and restated its certificate of incorporation (the “Restated Certificate”), under which authorized capital stock consists of 300,000,000 and 190,000,000 shares of common stock as of September 30, 2025 and December 31, 2024, respectively. Authorized common stock is reserved for

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
future issuance, including pursuant to outstanding equity awards and future equity awards under the 2005 Plan and the 2025 Plan as further described in Note 11. COMMON STOCK.
On July 2, 2025, immediately prior to the completion of the Company’s IPO and upon the receipt by the Company of a written request consented to by holders of a majority of the Preferred Stock, all shares of the Company’s convertible preferred stock converted into shares of the Company’s common stock.
2. GOING CONCERN
The Company has incurred operating losses and negative cash flows from operations since its inception. Since the launch of CapsoCam Plus® in 2016, the Company has been able to fund increasing portions of its operating expenses from sales. However, the Company has continued to incur operating losses, net losses, and negative operating cash flows. The Company expects to continue to experience similar circumstances until existing and future products’ sales yield further growth in revenues, achievement of break-even, and realization of future operating income, net income, and positive operating cash flows. As of September 30, 2025, the Company had cash and cash equivalents of $17,787. For the nine months ended September 30, 2025, the Company had an operating loss of $18,052, a net loss and comprehensive loss of $17,921, and net cash used in operating activities of $15,178. The Company, having evaluated the extant facts and circumstances, concluded that the facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. While the Company completed the IPO in July 2025 and raised approximately $23.4 million in net proceeds, it is not probable that these funds are sufficient to fund expenditures necessary to achieve sales growth and innovation objectives. The Company intends to consummate additional capital raising activities, there is no certainty as to such capital raising activities occurring at all, or occurring with sufficient timing or magnitude, sufficient to alleviate such substantial doubt.
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
These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to effect fair presentation of financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024, and cash flows for the nine months ended September 30, 2025 and 2024. The condensed balance sheet at December 31, 2024 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the audited annual financial statements.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Reverse Stock Split
On July 2, 2025, the Company amended and restated its amended and restated certificate of incorporation to effect a 1-for-3.33 reverse stock split of the Company's common stock, which automatically resulted in reciprocal

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
adjustments (reductions) to the conversion ratios of each of the Company's series of convertible preferred stock (the "Reverse Stock Split"). The par values per share of the common and convertible preferred stock were not adjusted as a result of the Reverse Stock Split. All amounts for issued and outstanding common stock, convertible preferred stock, options to purchase common stock, warrants on common stock, and reserves related to common stock, as well as related per-share amounts, contained in the financial statements have been retroactively adjusted to give effect to the Reverse Stock Split for all periods presented. No fractional shares were issued as a result of the reverse stock split. In lieu of fractional shares, the Company rounded down to the next whole share and made a cash-in-lieu payment of $1 for 108 shares.
Foreign Currency
The reporting currency for the financial statements of the Company is the United States Dollar. The functional currency of the U.S. corporation, and its foreign branch which is an extension of the U.S. corporation, is the U.S. Dollar. The assets, liabilities, and expenses of the Company’s foreign branch recorded in local currency are remeasured into the U.S. Dollar each period, with associated gains and losses included in operating expenses (as a component of general and administrative expenses). Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date with associated gains and losses included in operating expenses (as a component of general and administrative expenses). For the three months ended September 30, 2025 and 2024, the Company recorded $20 and $33, respectively, and, for the nine months ended September 30, 2025 and 2024, the Company recorded $191 and $27, respectively, of net foreign exchange gains as components of general and administrative expenses.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the making and usage of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities, if any. The Company bases its estimates on historical experience when available and on other assumptions that management believes are reasonable under the circumstances. The Company seeks to moderate the influence of subjectivity and estimation uncertainty through reliance on useful information from market participants and peers wherever possible. Estimates and assumptions affect various financial statement amounts and their related disclosures, including, but not limited to, the recognition of revenue, underwriters' warrants, stock based compensation, research and development expenses, income tax-related amounts, lease-related amounts, and allowances for credit losses. Actual results could materially differ from estimates.
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
The Company’s concentration risk related to revenues relates primarily to its product revenues being derived from a single product. With respect to customers, for the three and nine months ended September 30, 2025, the same customer represented 10% and 10% of our revenue, respectively, and represented 25% of our accounts receivable as of September 30, 2025. For the three and nine months ended September 30, 2024, that same customer represented 11% and 9% of revenue, respectively. As of December 31, 2024 accounts receivables with that same customer represented 21% of accounts receivable balance.
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
The Company generates (i) product revenue from the sale of capsule medical devices, (ii) service revenue from the provision of reading services for videos, and (iii) product or service revenue depending on which video delivery option is utilized by the customer to download and view capsule videos. The customer’s delivery options include (1) a capsule data reading device shipped to the customer which works together with downloadable software installed locally on a customer’s computer (classified as product revenue), or (2) a software-as-a-service offering which involves the customer mailing capsule devices to an off-site Company-operated facility which processes uploads of video content to a cloud platform the customer can access via a web browser or a smart device application in order to view videos and generate reports (classified as service revenue).
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
Costs of Revenue
Costs of revenue include materials, direct labor, and manufacturing overhead costs related to sold products, as well as certain period costs such as non-allocated overhead, scrap, and outbound freight costs, fees paid to physicians for providing reading services, and the costs of operating the Company’s cloud-based software-as-a-service offering for video delivery such as shipping costs, processing costs, and data storage costs. Shipping and handling costs directly related to bringing products to their final point of sale are included in costs of revenue and were $28 and $15 for the three months ended September 30, 2025 and 2024, respectively, and $71 and $35 for the nine months ended September 30, 2025 and 2024, respectively.
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
For the three months ended September 30, 2025 and 2024, the Company incurred $2,351 and $2,291, respectively, and the nine months ended September 30, 2025 and 2024, the Company incurred $4,102 and $6,310, respectively, of expenses related to ongoing clinical trial activities which are included within research and development expenses.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share reflects the potential dilution that could occur if options on common stock were exercised or convertible preferred stock shares were converted into common stock. Diluted net loss per share is the same as basic net loss per common share since the effect of the potentially dilutive securities are anti-dilutive. Potential dilutive common share equivalents consist of incremental common shares issuable upon exercise of vested stock options, common stock warrants, and the Company’s various series of convertible preferred stock. Upon completion of the IPO in July 2025, all outstanding shares of preferred stock were converted into shares of Company's common stock (after giving effect to the 1-for-3.33 reverse stock split). Subsequent to the conversion, only common stock remains outstanding. Accordingly, the two-class method is no longer applicable for periods after the IPO
Cash and cash equivalents
Cash and cash equivalents comprises demand deposits in the form of checking accounts and money market accounts (which may be deposited into and withdrawn at will with no restrictions as to investment or redemption) and includes cash balances denominated in the Euro and New Taiwan Dollar, for which fluctuations in exchange rates result in gains or losses reported within operating expenses as a component of general and administrative expenses.
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
Leases
The Company has operating leases for office and storage space in California and office space in Taiwan, Republic of China. The Company determines if an arrangement is a lease at inception and classifies its leases at commencement. Operating leases are presented as right-of-use (“ROU”) assets and the corresponding lease liabilities are depicted in operating lease liabilities, current and operating lease liabilities, non-current in the balance sheet. ROU assets represent the right to use an underlying asset, and lease liabilities represent the obligation for lease payments in exchange for the ability to use the asset for the duration of the lease term.
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
On July 2, 2025, immediately prior to the completion of the Company’s IPO and upon the receipt by the Company of a written request consented to by holders of a majority of the Preferred Stock, all shares of the Company’s convertible preferred stock converted into shares of the Company’s common stock.
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
Stock-based compensation awards issued under the Company’s 2005 Stock Plan (the “2005 Plan”) and the Company’s 2025 Equity Incentive Plan (the “2025 Plan”) take the form of stock options (non-qualified or incentive stock options), restricted stock or restricted stock units (the "RSUs"). The 2025 Plan also provides for the grant of stock appreciation rights, stock bonuses, stock units and other forms of awards including cash awards to the Company’s officers, directors, employees, consultants and advisors. The Black-Scholes option-pricing model is used to determine the fair value of options; application of the model requires judgment to develop assumptions input into the model, some of which are more subjective, including: (i) the fair value of the underlying common stock on the date of grant; (ii) the expected term of the award; (iii) the expected volatility of the underlying common stock; (iv) the risk-free interest rate; and (v) expected dividends. Income and market approaches to valuation are judgmentally weighted and combined to determine a composite value representing the fair value of the underlying common stock. In estimating the fair value of the underlying common stock prior to IPO, the Company utilized a third party professional valuation firm whose analyses supported management's concluded estimate. Post IPO the the fair value of the underlying common stock is based on the Company’s closing stock price on the date of grant. An expected volatility assumption is based on stock price volatility of a peer group of comparable public companies over a similar expected term. The risk-free rate is based on U.S. Treasury yields in effect at the time of grant for periods corresponding with the expected term; no dividends are assumed.
The Company’s employee and nonemployee stock-based compensation awards granted on or before September 30, 2025 contain only service conditions for vesting. The Company recognizes stock-based compensation cost as a component of the related functional expense (costs of revenue or category of operating expenses) on a straight-line basis over the requisite service period, which is explicitly stated in the case of awards issued to employees and implicitly understood to be the period over which services are provided for nonemployees. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with pre-vesting forfeitures.
Stock-based compensation awards in the form of the restricted stock units (the "RSUs) are issued to the Directors of CapsoVision, Inc, who are not employed by the Company or any of its subsidiaries ("Non-Employee Directors"). These RSUs are issued in lieu of annual cash compensation (annual base retainer). Each RSU granted to the Non-Employee Directors represents a right to receive one share of the Company common stock when the RSU vests. The Company estimates compensation cost based on the grant date fair value and recognizes the expense on a graded vesting basis over the vesting period of the award. Please, see Note 12. STOCK-BASED COMPENSATION for details.
Warrants
In connection with the IPO, offering costs related to legal, accounting, and underwriting costs were net with the proceeds and recorded as a reduction in additional paid in capital, in the stockholders’ equity section of the balance sheet. The Company also issued Underwriters Warrants (as defined in Note 11. COMMON STOCK) for services provided during the IPO to purchase 168,898 shares of common stock. The Underwriters Warrants are accounted for as equity instruments and are included in the Stockholders’ Equity section of the balance sheet. The fair value of the Underwriters Warrants has been estimated using the Black-Scholes option pricing model.
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
The Company accounts for uncertain tax positions in accordance with a two-step model. Firstly, a recognition threshold must be met; a tax benefit from an uncertain tax position may only be recognized if the tax position would, more likely than not, be sustained by the taxing authority assuming an examination and the application of typical practices and precedents. Secondly, a measurement rule is applied; the amount of tax benefit that can be recognized is the portion that is greater than 50% likely of being realized upon a settlement. The determination as to whether a tax benefit will, more likely than not, be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances, without consideration of detection risk. As of September 30, 2025 and 2024 the Company’s uncertain tax positions were principally related to the non-recognition of a portion of Federal and U.S. state research and development tax credits. The Company recognizes any interest and penalties associated with its income tax positions in the provision for income taxes.
Accounting Standards Issued and Recently Adopted
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). This guidance requires disclosure on an annual and interim basis of the following: (i) significant segment expenses regularly provided to the chief operating decision maker ("CODM") and a measure of segment profit or loss; (ii) an amount for other segment items by reportable segment and a description of its composition; (iii) all annual disclosures about a reportable segment's profit and loss and assets as currently required by ASC Topic 280; (iv) clarifying if the CODM uses more than one measure of a segment's profit or loss in assessing segment performance and deciding how to allocate resources; and (v) disclosing the title and position of the CODM and how the CODM uses the reported measures. Public entities with a single reportable segment are required to provide all the disclosures required by this amendment. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for quarters in the years beginning after December 15, 2024; early adoption is permitted. The Company, a single reportable segment entity, early adopted ASU 2023-07 with effect from January 1, 2023; the related disclosures are included in Note 13. SEGMENTS.
Accounting Pronouncements Issued and Not Yet Adopted
In March 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures ("ASU 2023-09"). The new guidance provides for disclosure on an annual basis of the following: (i) specific categories in the rate reconciliation, and (ii) additional information for reconciling items that meet a quantitative threshold of greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024; early adoption is permitted. The impact will be limited to the Company's income tax disclosures only and the Company is evaluating the effect thereon.
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
5. BALANCE SHEET COMPONENTS
Inventory
Inventory comprised the following amounts:

	September 30, 2025	December 31, 2024
Finished goods	$65	$176
Work in process	1,464	897
Raw materials	1,658	1,556
Inventory	$3,187	$2,629
For the three and nine months ended September 30, 2025 and September 30, 2024, there were no provisions to write down inventories.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets comprised the following amounts:

	September 30, 2025	December 31, 2024
Prepayment for insurance	$489	$64
Advance payments for inventory purchases	$339	$349
Deferred initial public offering costs	—	225
Other	373	260
Prepaid expenses and other current assets	$1,201	$898
Deferred initial public offering costs are specific incremental costs directly attributable to an initial public offering of equity securities that were reclassified from current assets to stockholders' equity and recorded as reductions to the gross proceeds from the offering.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Property and Equipment, Net
Property and equipment comprised the following amounts:

	September 30, 2025	December 31, 2024
Machinery and equipment	$902	$821
Computer equipment, office equipment, and purchased software	101	101
Leasehold improvements	157	157
Accumulated depreciation and amortization	(520)	(359)
Property and equipment, net	$640	$720
Depreciation and amortization expenses of $54 and $52 for the three months ended September 30, 2025 and 2024, respectively, and of $161 and $155 for the nine months ended September 30, 2025 and 2024, respectively, were recorded within costs of revenue and components of operating expenses.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities comprised the following:

	September 30, 2025	December 31, 2024
Accrued compensation	$646	$349
Accrued clinical trial expenses	137	13
Accrued R&D expenses	1,580	—
Accrued sales taxes	46	67
Other	381	140
Accrued expenses and other current liabilities	$2,790	$569
6. REVENUE AND DEFERRED REVENUE
Total revenue disaggregated by geographic source, type of customer, and products or services was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
United States (medical practice, clinic, and hospital customers):
Products (capsules and capsule reading devices)	$2,515	$1,990	$6,784	$5,746
Services (cloud-based video delivery and reading services)	234	209	666	568
Outside United States (distributor customers):
Products (capsules and capsule reading devices)	789	767	2,186	1,990
Total revenue	$3,538	$2,966	$9,636	$8,304
For the three months ended September 30, 2025 and 2024, U.S. service revenue included (i) $169 and $132, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $65 and $77, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
For the nine months ended September 30, 2025 and 2024, U.S. service revenues included (i) $455 and $375, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $211 and $193, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).
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
The Company's deferred revenue balance was $106, $132 and $96 as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively. During the nine month period ended September 30, 2025, the Company recognized $132 of revenue that was included in deferred revenue as of December 31, 2024. During the nine months ended September 30, 2024, the Company recognized $96 of revenue that was included in deferred revenue as of December 31, 2023.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $33 and $27 for the three months ended September 30, 2025 and 2024, respectively.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $78 and $71 for the nine months ended September 30, 2025 and 2024, respectively.
7. NOTE PAYABLE
On May 27, 2025, the Company entered into a promissory note with Ching-Hang Shen, one of the beneficial owners of more than 5% of the Company's outstanding common stock, pursuant to which Mr. Shen provided to the Company a promissory note in a principal amount of $1,000 (such note, the “Investor Loan”) on May 28, 2025. The Investor Loan (i) had an interest rate equal to one percent (1%) per month, assuming a month of thirty (30) days and (ii) had maturity not later than ten (10) business days following the IPO, which was completed on July 3, 2025.
On July 7, 2025, in connection with the repayment of the promissory note, the Company issued to Mr. Shen 7,508 shares of common stock at a fair value of $31 on the date of issuance pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 as a transaction not involving a public offering. The promissory note principal amount of $1,000 and accrued interest were repaid in cash on July 11, 2025. After repayment, there were no outstanding liabilities or obligations in connection with the promissory note.
8. LEASES
The Company has operating leases for office and manufacturing space in California and office space in Taiwan, Republic of China, with remaining lease terms ranging from under one year to approximately 2.3 years as of September 30, 2025.
Leases with an initial term of twelve months or less are not accounted for in the balance sheet; these are limited to minor leases in Taiwan, which are excluded from amounts presented in the following tables. The operating leases include certain variable payments related to operating expenses, which are billed by the landlord, as is customary with these types of charges for office space.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease expense	$118	$119	$355	$358
Short-term lease expense	10	12	28	29
Total lease expense	$128	$131	$383	$387
Lease-related amounts reflected in the balance sheet and data related thereto were as follows.

	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	$935	$1,195

Operating lease liabilities - current	$394	$351
Operating lease liabilities – long-term	584	887
Total operating lease liabilities	$978	$1,238

Weighted average remaining lease term	2.3 years	3.0 years
Weighted average discount rate	11.8%	11.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Variable lease payments related to operating leases	$—	$4	$—	$36
Cash payments related to operating leases	$118	$115	$355	$322
Future minimum lease payments under non-cancellable leases are as follows as of September 30, 2025.

2025	$118
2026	488
2027	503
2028	—
Total minimum lease payments	1,109
Less: interest	(131)
Total operating lease liabilities	$978
9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
On July 15, 2025, the Company entered into a development agreement with Canon Inc., a Japanese corporation, for the development of complementary metal-oxide-semiconductor (“CMOS”) image sensor samples to allow the Company to evaluate functionality and performance, conduct clinical evaluation of capsule endoscopies that incorporate Canon image sensors and obtain FDA 510(k) clearance thereof. Under the Agreement, the Company agreed to pay Canon a fee of approximately $4.1 million for Canon’s development efforts, which is comprised of (a) an initial fee of $1.0 million that was paid in cash on July 31, 2025 upon the Agreement’s effectiveness and (b) following delivery of a specified number of CMOS image sensors meeting agreed specifications within the required timeframe, a remaining development fee of approximately $3.1 million. For the three and nine months ended September 30, 2025 we recognized $1.6 million in R&D expenses. The outstanding balance due to Canon was $0.6 million and included in Accrued Expenses and Other Current Liabilities in the condensed balance sheet as of September 30, 2025. The outstanding purchase commitment for this agreement as of September 30, 2025 is $2.5 million.
Litigation and Legal Matters
The Company may be the subject of adverse litigation as a defendant, arbitration, claims, or proceedings related to things such as intellectual property infringement or disputes, commercial contract breaches or disputes, employment matters, or other matters in the ordinary course of business. Such matters are subject to many uncertainties and outcomes may be unpredictable. Such matters may be fully or partially mitigated by the effect of insurance coverage in place or counter-party indemnitors. The Company provides for liabilities via a charge to operating expenses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not a party to any material litigation, arbitration, claims or proceedings and therefore did not have any contingency-related liabilities as of September 30, 2025 and December 31, 2024.
10. PREFERRED STOCK
Convertible Preferred Stock – Financing History
Historically, the Company has issued several Series of convertible preferred stock to investors (A, B, C, C-1, D, D-1, D-2, E, F-1, F-2, G, G-1, and H) as its primary financing vehicle to fund research and development and commercial stage maturity. For descriptions and discussion of Series preceding Series H, refer to the Capital Stock footnote in the Company's annual financial statements for the year ended December 31, 2024 contained in the prospectus filed on July 3, 2025 with the Securities and Exchange Commission, as part of the Company's Registration Statement (File No. 333-287148).
As of December 31, 2024, the Company had 14,461,804 shares of Series H Preferred Stock (“Series H”), par value $0.001 per share, for an original issue price of $4.83 per share. These shares were issued to various investors in the period of November 2019 to December 31, 2024 pursuant to the original financing round and subsequent extensions thereof, resulting in proceeds of $69,829 (net of issuance costs of zero) as of December 31, 2024. There were no issuances of Series H in the nine months ended September 30, 2025.
Immediately prior to the closing of the Company’s IPO on July 3, 2025 and upon the receipt by the Company of a written request consented to by holders of a majority of the Preferred Stock on July 2, 2025, all shares of the Company’s then-outstanding convertible preferred stock converted into shares of the Company’s common stock. Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue none and 153,682,280 shares of $0.001 par value convertible preferred stock as of September 30, 2025, and December 31, 2024, respectively.
Convertible preferred stock outstanding as of December 31, 2024 consisted of the following (in thousands, except share amounts.)

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)

Series	Year	Shares		Liquidation	Carrying
Preferred	Issued	Authorized	Outstanding	Amount	Value
Series A	2006	17,962,675	5,394,197	$4,850	$4,850
Series B	2008	6,000,000	1,801,802	$4,319	$4,319
Series C	2010	5,747,127	880,187	$2,550	$2,550
Series C-1	2011	3,876,405	848,599	$2,515	$2,515
Series D	2011	2,222,222	520,519	$1,560	$1,560
Series D-1	2012	6,766,666	166,833	$500	$500
Series D-2*	2012	11,083,333	2,920,649	$17,506	$8,753
Series E	2014	14,000,000	4,151,977	$15,900	$15,900
Series F-1	2016	13,043,479	1,201,203	$4,600	$4,600
Series F-2	2016	12,000,000	2,498,498	$10,400	$10,400
Series G	2018	5,926,000	1,779,559	$8,000	$8,000
Series G-1	2018	6,896,552	2,039,756	$9,849	$9,849
Series H	2019	48,157,821	14,461,804	$69,829	$69,829
		153,682,280	38,665,583	$152,378	$143,625
* Liquidation preference includes two times the original issue price per share.
All Series of preferred stock are collectively referred to as the “Preferred Stock”.
Convertible Preferred Stock - Conversion Rights
Preferred Stock shares might converted into shares of common stock at a ratio determined by dividing the original issuance price by the conversion price (the “Conversion Rate”). The conversion price was initially set at the original issuance price and might be adjusted downward, or upward, thereby reciprocally adjusting the Conversion Rate, for capital stock events such as stock splits, stock dividends, reorganizations, or other events where the consideration received relative to the number of shares issued would imperil or dilute holders of Preferred Stock. Thus, the Conversion Rate was 1:1 at original issuance. As further described in Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, under the caption "Reverse Stock Split", the Company effectuated a reverse split of its issued and outstanding common stock which resulted in an automatic adjustment (reduction) to the Conversion Rates on all Series of Preferred Stock; there were no adjustments to Conversion Rates on any Series of Preferred Stock since original issuance and prior to the Reverse Stock Split.
Preferred Stock shares converted to shares of common stock (i) electively, upon the receipt by the Company of a written request consented to by holders of at least a majority of the Preferred Stock then outstanding at the effective date specified in the request (provided further that such conversion should not occur for either of Series G-1 and Series H unless a majority of holders within each of those series so consents), or (ii) automatically, upon the closing of a firm commitment underwritten initial public offering pursuant to an effective registration statement filed under the Securities Act of 1933, as amended, provided that the offering price per share of common stock is not less than $9.66 or $9.99, depending on the Series (as adjusted for recapitalizations) and the aggregate gross proceeds to the Company are $25 million or greater. In connection with and prior to the amendment and restatement of the Company's amended and restated certificate of incorporation described in Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, under the caption "Reverse Stock Split", the holders of all Series of the Company's Preferred Stock elected, via written action, to convert all issued and outstanding Preferred Stock to common stock contingent upon the Company completing a planned initial public offering of its common stock.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Convertible Preferred Stock - Liquidation Preferences
Liquidation, for purposes of liquidation preferences that favor holders of Preferred Stock, meant a liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary, an acquisition of the Company by another entity (other than a transaction which does not result in a change in the holders of at least 50% of voting stock outstanding before and after the transaction), or the sale, lease, exclusive license, or conveyance of all or substantially all of the Company’s assets.
The liquidation preference for each series of Preferred Stock was the sum of (i) the original issuance price per share (as adjusted for recapitalizations) – that is, one times the original issue price, and (ii) all declared but unpaid dividends, with the exception of Series D-2, where the liquidation preference includes two times the original issue price per share.
Liquidation preferences were rank-ordered by priority group - first: Series E, F-1, F-2, G, G-1 and H; second: Series D-2; third: Series D and D-1; fourth and last: Series A, B, C, and C-1. Should distributable assets upon liquidation be insufficient to satisfy respective liquidation preferences within a priority group, the distributable assets were to be distributed to the stockholders within the priority group pro rata and in relationship to the proportion of available distributable assets to the full liquidation preferences that would otherwise be due. When distributable assets were sufficient for a priority group, the remaining distributable assets cascaded to the next priority group, and so on and so forth in descending order of priority group. Should remaining distributable assets exist, after satisfying the liquidation preferences of all Preferred Stock, such remainder were distributable to the holders of the Preferred Stock and common stock in proportion to the number of shares of common stock held by them on a combined basis, with the shares of Preferred Stock being treated as if converted.
Convertible Preferred Stock – Dividends
Outstanding shares of Preferred Stock were entitled to receive dividends, when, as and if declared by the Board of Directors at a dividend rate of 8.00% payable in preference and priority to any declaration or payment of any distribution related to common stock. The dividends were not cumulative and Preferred Stockholders did not acquire rights to dividends because they were not declared or paid in any given year. The Company has never declared or paid any dividends.
Convertible Preferred Stock - Voting Rights
The holders of Preferred Stock had the same voting rights as the holders of common stock, on an as-converted basis at the then-prevailing Conversion Rate.
As of December 31, 2024, the Board of Directors of the Company comprised eight members. Each holder of convertible preferred stock was entitled to the number of votes equal to the number of common stock shares into which the referred shares held by such holder converted. The holders of a majority of the voting shares were able to elect all of the directors.
Convertible Preferred Stock - Protective Provisions
As long as any Preferred Stock was issued and outstanding, the Company should not, without first obtaining the approval (by vote or written consent) of the holders of a majority of outstanding shares of Preferred Stock, voting together as a single class:
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
11. COMMON STOCK
Historically and prior to the IPO, the Company had several Series of Preferred stock (A, B, C, C-1, D, D-1, D-2, E, F-1, F-2, G, G-1, and H) issued to investors as its primary financing vehicle to fund research and development and commercial stage maturity. For detailed information of the Company’s Preferred stock, please see Note 10. PREFERRED STOCK. Immediately prior to the closing of the Company’s IPO on July 3, 2025 and upon the receipt by the Company of a written request consented to by holders of a majority of the Preferred Stock on July 2, 2025, all shares of the Company’s then-outstanding convertible preferred stock converted into shares of the Company’s common stock.
On July 3, 2025, the Company completed its IPO of 5,500,000 shares of its common stock at a price to the public of $5.00 per share.
The Company granted to the IPO underwriters an overallotment option (the “Over-Allotment Option”) to purchase up to an additional 825,000 shares of Common Stock, which is equal to 15% of the number of shares of Common Stock sold in the Public Offering. Under the Over-Allotment Option the underwriters had the right to exercise this option, in whole or in part, for our common stock, any time during the 30-day period from the date of the closing of the IPO.
On July 18, 2025, a total of 129,978 shares of common stock were issued in connection with the partial exercise by the IPO underwriters of their Over-Allotment Option at a price to the public of $5.00 per share.
Common Stock Warrants
In connection with the IPO share issuances, as described in this Note above and in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE, the Company issued to the IPO underwriters warrants to purchase an aggregate of 168,898 shares of Common Stock (including 3,898 shares of Common Stock issued in connection with the Over-allotment Exercise (the "Over-allotment Exercise Underwriters' Warrants"), collectively referred to as the “Underwriters' Warrants”. The Underwriters' Warrants are exercisable at a per share exercise price equal to $6.25 and are exercisable at any time and from time to time, in whole or in part, for a term of five years commencing from the first day of the seventh month after July 3, 2025 (the “Original Closing Date”), and terminating on July 1, 2030.
All of the Underwriters’ Warrants were outstanding as of September 30, 2025. The warrants were classified as equity and the fair value of $519 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following assumptions:

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)

	Initial Placement Underwriters' Warrants	Over-allotment exercise Underwriters' Warrants
Risk-free interest rate	3.94%	3.96%
Expected term	5 years	4.96 years
Volatility of common stock	78.83%	78.94%
Expected dividend rate	—%	—%
The fair value of the underlying common stock for the valuation of the Initial Placement Underwriters' Warrants was equal to the IPO price of $5.00 per share as of July 1, 2025, when the Company’s registration statement related to the IPO was declared effective. The fair value of the underlying common stock for the valuation of the Over-allotment exercise Underwriters' Warrants is based on the Company’s closing stock price on July 18, 2025.
Common Stock
Pursuant to the Company’s certificate of incorporation, as amended and restated, for its $0.001 par value common stock, the Company had 300,000,000 authorized shares at September 30, 2025 and 190,000,000 authorized shares at December 31, 2024, and had 46,798,901 and 2,090,945 issued and outstanding shares, as of September 30, 2025 and December 31, 2024, respectively.
Authorized common stock was reserved for future issuance as follows, including pursuant to outstanding equity awards and future equity awards under the 2005 Plan and the 2025 Plan.

	September 30, 2025	December 31, 2024
Conversion of preferred stock	—	38,665,583
Exercises of stock options under 2005 Plan	1,676,864	2,298,947
Exercises of stock options under 2025 Plan	86,551	—
Restricted Stock Units under 2025 Plan	17,322	—
Exercises of warrants	168,898	15,015
Reserved for future grants under 2005 Plan	—	880,007
Reserved for future grants under 2025 Plan	4,100,331	—
Total reserved shares of common stock	6,049,966	41,859,552
12. STOCK-BASED COMPENSATION
2025 Stock Plan
The 2025 Plan, which was adopted by the Company's Board of Directors in May 2025 and approved by the Company's stockholders in June 2025, became effective upon the consummation of the IPO. Upon the effectiveness of the 2025 Plan, the 2005 Plan was terminated and no further grants may be made under the 2005 Plan. The Company's 2025 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors of the Company and its subsidiaries.
A total of 4,204,204 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2025 Plan. Shares subject to outstanding awards granted under the 2005 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2025 Plan. In addition, the share limit will automatically increase on the first trading day in January of each year (commencing with 2026) by an amount equal to (1) 4% of the total number of shares of our common

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
stock that are issued and outstanding on the last trading day in December in the prior year, or (2) lesser number as determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2025 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for new award grants under the 2025 Plan. As of September 30, 2025, a total of 4,100,331 shares is available for award purposes under the 2025 Plan.
Amended and Restated 2005 Stock Plan
Pursuant to the 2005 Plan, the Company granted equity-based incentive awards prior to the IPO to the Company’s employees, directors, and consultants.  The 2005 Plan permitted the grant of stock options (either Incentive Stock Options (“ISO” – employees only) or Non-Qualified Stock Options (“NQSO”)) and restricted stock awards (“RSA”); only ISOs and NQSOs were outstanding during the periods presented. Under the 2005 Plan, 880,007 shares of common stock were reserved for issuance at December 31, 2024. Upon the effectiveness of the 2025 Plan, the 2005 Plan was terminated and no new awards were granted under the 2005 Plan after the IPO, and there were no shares of common stock available for new award grants as of September 30, 2025 under the 2005 Plan.
Options granted to employees and non-employees contain only service vesting conditions, with typical grants vesting over a four-years period (vesting 25% on the first anniversary of the award and 1/48th each month thereafter) but may be granted with different vesting profiles, including options that are vested-at-grant (immediate vesting) and that are subject to different vesting schedules. Options granted to employees and non-employees expire no more than 10 years from the date of grant.
The Company, outside of the 2005 Plan, previously issued an insignificant number of warrants to purchase its common stock; of these, all have expired or been exercised with no shares remaining outstanding at September 30, 2025 and 15,015 warranted common shares remaining outstanding at December 31, 2024. Being outside of the 2005 Plan, they are excluded from the stock option award activity and stock-based compensation presentations which follow. The Company previously recognized immaterial warrant-related expense.
Stock Option Modification
Effective August 27, 2025, the Company's Chief Financial Officer (the "Former Executive") stepped down from his position with the Company. As part of the termination of employment of the Former Executive, there were certain supplementary modifications to the Former Executive's non-vested stock option awards including acceleration of some non-vested shares and extension of their post-termination exercise period, and voluntary forfeiture of the remaining non-vested stock option awards. During the three months ended September 30, 2025, the Company recorded a one-time, noncash incremental stock-based compensation expense net of required reversal of previously recognized compensation in the amount of $159 related to these stock option award modifications which was included in General and administrative expenses in the condensed statement of operations. The Company accounted for the resulting net incremental stock option award modification compensation under ASC Topic 718, Compensation - Stock Compensation.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Stock Options
Stock option activity for the nine months ended September 30, 2025 was as follows.

	Options on Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding (vested and expected to vest) as of December 31, 2024	2,298,905	$0.47	7.5	$4,961
Granted	257,722	3.20
Exercised	(389,980)	0.37		1,049
Forfeited, canceled, or expired	(403,232)	0.52
Outstanding (vested and expected to vest) as of September 30, 2025	1,763,415	0.88	7.2	$6,977
Exercisable as of September 30, 2025	745,110	0.43	4.7	$3,288
The aggregate intrinsic values are calculated as the differences between the exercise prices of the underlying options and the fair value of the Company’s common stock for options that were in the money. The Company had 1,018,305 unvested stock options outstanding as of September 30, 2025.
During the nine months ended September 30, 2025 and 2024, 389,980 and 253,024 stock options were exercised and satisfied with newly-issued shares, resulting in cash proceeds of $143 and $73, respectively.
The following table summarizes Black-Scholes option pricing model weighted-average assumptions; for the three months ended September 30, 2024 (*), there were no grants.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	3.70%	*	3.81%	4.30%
Expected term	6.08 years	*	6.02 years	5.94 years
Volatility of common stock	80.2%	*	78.8%	73.4%
Expected dividend rate	— %	*	— %	— %
In estimating the fair value of the underlying common stock prior to IPO, the Company utilized a third party professional valuation firm whose analyses supported management's concluded estimate. Post IPO the fair value of the underlying common stock is based on the Company’s closing stock price on the date of grant.
Restricted Stock Units
On September 15, 2025 the Company granted a total of 17,322 restricted stock units (RSUs) to its six non-employee directors utilizing a fair market value (FMV) of $4.33 per share of the Company's common stock on the grant date. These RSUs are scheduled to vest on December 31, 2025.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	—
Granted	17,322	$4.33
Outstanding as of September 30, 2025	17,322
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Costs of revenue	$1	$—	$6	$1
Selling and marketing	3	3	17	10
Research and development	47	7	148	19
General and administrative	256	5	458	13
Total stock-based compensation expense	$307	$15	$629	$43
13. SEGMENTS
The Company has one operating (and reportable) segment known as the Capsule Endoscopy Segment; its chief operating decision maker is its Chief Executive Officer. The composition of this segment reflects the Company’s focus on capsule endoscope medical devices addressing different areas within the GI tract. Refer to Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and Note 6. REVENUE AND DEFERRED REVENUE for descriptions of products and services. Segment accounting policies are the same as those described therein. The chief operating decision maker assesses performance for the Capsule Endoscopy Segment and decides how to allocate resources based upon net income (loss) as reported in the statement of operations and comprehensive loss; also considered is operating income (loss), measured on the same basis as in the statement of operations and comprehensive loss. Net income (loss) and operating income (loss) are used in the process of evaluating expenses and determining where to prioritize resources.
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
14. INCOME TAXES
The provision for income taxes for the three and nine months ended September 30, 2025 and 2024 was not material. The Company continues to incur operating losses. The Company had an approximately zero effective tax rate for each of the three and nine months ended September 30, 2025 and 2024, respectively. The effective

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
tax rates differ significantly from the U.S. statutory tax rate, primarily due to the Company’s maintenance of a full valuation allowance against its net deferred tax assets in all periods presented.
15. NET LOSS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss – basic and diluted	$(7,921)	$(5,794)	$(17,921)	$(15,259)
Denominator:
Weighted-average number of shares of common stock outstanding – basic and diluted	46,217,127	2,076,979	17,049,671	1,993,934
Net loss per share – basic and diluted	$(0.17)	$(2.79)	$(1.05)	$(7.65)
Basic net loss per share is the same as diluted net loss per share as the inclusion of potential common shares outstanding would have been anti-dilutive. The Company's convertible preferred stock Series constitute participating securities; however, as a result of the net loss position, they are excluded from the calculation of basic net loss per share..
Potentially dilutive securities that were not included in the preceding calculations because they would be anti-dilutive were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Convertible preferred stock (all series)	420,278	37,427,461	25,777,055	36,186,383
Warrants on common stock	164,591	15,015	64,431	15,015
Options on common stock	1,709,776	1,302,879	1,796,755	1,349,034
Restricted Stock Units	3,013	—	1,015	—
Total	2,297,658	38,745,355	27,639,256	37,550,432
16. RELATED PARTIES
For the three and nine months ended September 30, 2025, the Company's material transactions with related parties were limited to a promissory note described in Note 7. NOTE PAYABLE and certain R&D expenses ($298 and $960 for the three and nine months ended September 30, 2025, respectively) for non-recurring engineering services with an R&D and manufacturing services vendor that holds an insignificant percentage of the Company's capital stock. The outstanding balance for the non-recurring services was included in Accrued Expenses and Other Current Liabilities in the condensed balance sheet as of September 30, 2025.
There were no other material transactions with related parties during the three and nine months ended September 30, 2024 and no amounts due from or to related parties at September 30, 2025 or December 31, 2024, other than accrued R&D expenses.
17. SUBSEQUENT EVENTS
The Company has evaluated subsequent events for possible impact on the financial statements through November 13, 2025, the date these financial statements were available for issuance.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Effective November 3, 2025, David Garcia, Senior VP of Finance, has been appointed by the Board of Directors to serve as the Company’s principal financial officer and principal accounting officer. In connection with Mr. Garcia’s appointment, the Compensation Committee of the Board approved a stock option grant to purchase 165,000 shares of the Company’s common stock under the 2025 Plan. The per share exercise price of the option equals the closing price per share of the Company’s common stock on November 3, 2025. Twenty-five percent (25%) of the option is scheduled to vest and become exercisable on November 3, 2026. The remaining portion of the option is scheduled to vest and become exercisable in thirty-six (36) equal monthly installments on the same day of each successive calendar month following November 3, 2026.

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
Overview
We are a global medical technology company that develops advanced imaging and AI technologies, deployed in our capsule endoscopy solutions to identify abnormalities of the GI tract for diagnostic and screening purposes. Our capsule endoscope system, currently comprising the CapsoCam Plus single-use capsule and the CapsoCloud and CapsoView software, including 360 degree panoramic visualization of the small-bowel mucosa to investigate abnormalities such as obscure GI bleeding and Crohn’s disease, while our AI assisted pathology detection tools detect and highlight suspected abnormalities for a clinician, reducing their time to review the video and making capsule endoscopy more financially attractive to their practice. Our Cloud solution enables medical professionals to access their patients’ videos and review those videos anytime, anywhere, 24/7, without a need to have an on-site server and maintain it, while accumulating an immense data trove on the Cloud storage for AI training.
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
In the second quarter of 2025 we filed our 510(k) submission to the FDA for our initial CapsoCam Colon capsule endoscopy solution (“the First-Generation Product”) review. In the third quarter of 2025 we began the second arm of our CapsoCam Colon pivotal study involving the second-generation of CapsoCam Colon capsule (the "Second-Generation Product", which incorporates further advanced features designed to improve the accuracy of CapsoCam Colon) with the study population expected to involve approximately 250 patients enrolled at up to 10 sites, in the U.S. We are working closely with FDA on addressing their review follow-up inquiries about the abovementioned 510(k) for the First-Generation Product. Based on the FDA comments received so far, we are refining the second arm study. This revision impacts the previous expectation to have the study for the Second-Generation Product ready for FDA submission in the first quarter 2026 and the FDA submission is now planned for the second quarter of 2026, with a goal of obtaining FDA 510(k) clearance for the Second-Generation Product in the fourth quarter of 2026.

Since we continue to invest in AI to improve our existing products, we made significant progress with a clinical study to demonstrate the benefits of our incorporation of AI technology into CapsoCam Plus, our existing product for small bowel. We currently plan to submit the related 510(k) application to the FDA by year end 2025. We experienced a slight delay in submission from our previously anticipated timing due to resource constraints from our third-party biostatistician. To mitigate further delays, we have contracted with an additional biostatistical consulting group. We expect that it will take approximately 6 months for the FDA to review our application, and issue their pending clearance, commercialization is planned to begin shortly thereafter.
Longer term, we believe our CapsoCam family of products, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. Potential new medical indications include esophageal medical conditions (such as esophageal varices) and pancreatic cancer. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” application for our capsule endoscopy solution on November 6, 2025. A Breakthrough Device Designation prioritizes a device in the FDA’s review queue for all future regulatory submissions and accelerates communications (i.e., negotiations and feedback) with the FDA, thereby expediting the marketing application process.
On July 15, 2025, the Company entered into a development agreement with Canon Inc, for the development of complementary metal-oxide-semiconductor (“CMOS”) image sensor samples with higher resolution and higher dynamic range to allow the Company to evaluate functionality and performance, conduct clinical evaluation of capsule endoscopies that incorporate Canon image sensors and obtain FDA 510(k) clearance thereof. The image sensors developed under this Agreement will be incorporated in future versions of the Company’s capsule endoscopies.
In late August 2025, Kevin Lundquist stepped down as Chief Financial Officer of the Company. The responsibilities of principal financial officer and principal accounting officer were assumed by David Garcia, Senior VP of Finance who joined the Company on November 3, 2025.
On September 22, 2025, Rebecca Petersen, the Company’s Senior Director of Clinical Affairs, notified the Company of her planned retirement as effective October 15, 2025. Concurrently, the Company promoted Keri Jorgenson to Director of Clinical Operations and, Ms.Jorgenson, together with the other members of the clinical operations team, assumed responsibility for the Company’s clinical development operations and activities.
As of September 30, 2025, we had an accumulated deficit of $148.3 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, IPO proceeds and cash generated from the sale of CapsoCam capsules and the use of CapsoCloud or CapsoView, CapsoCloud data access, and capsule video reading service.
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
Success in further penetrating the small bowel capsule endoscopy market. Until commercialization of our CapsoCam Colon capsule (targeted for end of 2026), to grow our revenues (and, in turn, reduce our expected losses and negative cash flows), we intend to grow our small-bowel-related revenues by, among other things: (i) retaining and growing our customer base; (ii) cost-effectively increasing the size and effectiveness of our U.S. and international sales teams and our customer-support function; (iii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population); (iv) introducing complementary products such as our (a) capsule delivery device (availability expected in the first quarter of 2026) and (b) patency capsule (for verifying a capsule endoscope can pass through the bowel without retention prior to an exam) (FDA 510(k) submission planned in the first quarter of 2026); (v) facilitating increased telemedicine adoption following recent FDA clearance of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision; and (vi) following related FDA 510(k) clearance (targeted for mid-2026), commercializing our updated CapsoCam Plus which incorporates our AI assisted pathology detection technology.
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
Due to the potential increase in cost of revenue, expected as a result of U.S. trade policies changes, including increasing tariffs on imports, our gross profit/gross margin may be adversely impacted.
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
In the near term, we expect our clinical development expenses to vary as a percent of revenue as, among others, we (i) finalized the first arm of our CapsoCam Colon large-scale pivotal study and began the second arm of our CapsoCam Colon pivotal study involving the second generation of that capsule (incorporating further advanced features designed to improve the accuracy of CapsoCam Colon) with the second arm expected to involve approximately 250 patients enrolled at up to 10 sites in the U.S. and plan to refine the study based on the FDA comments to the first arm pivotal study and (ii) continued clinical development of our updated small bowel CapsoCam Plus capsule incorporating our AI assisted pathology detection technology.
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
Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$3,538	$2,966	$572	19%
Costs of revenue	1,624	1,309	315	24%
Gross profit	1,914	1,657	257	16%
Gross Margin	54%	56%		(2)%
OPERATING EXPENSES
Selling and marketing	1,773	1,745	28	2%
Research and development	6,090	4,522	1,568	35%
General and administrative	2,070	1,193	878	74%
Total operating expenses	9,933	7,460	2,473	33%
Operating loss	(8,019)	(5,803)	(2,216)	38%
Total non-operating income, net	98	9	89	989%
Loss before income taxes	(7,921)	(5,794)	(2,127)	37%
Provision for income taxes	—	—	—	—%
Net loss and comprehensive loss	$(7,921)	$(5,794)	$(2,127)	37%
Net loss per share – basic and diluted	$(0.17)	$(2.79)	$2.62	(94)%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$9,636	$8,304	$1,332	16%
Costs of revenue	4,417	$3,661	756	21%
Gross profit	5,219	4,643	576	12%
Gross margin	54%	56%		(2)%
OPERATING EXPENSES
Selling and marketing	5,581	5,168	413	8%
Research and development	12,589	12,004	586	5%
General and administrative	5,101	2,754	2,347	85%
Total operating expenses	23,271	19,926	3,345	17%
Operating loss	(18,052)	(15,283)	(2,769)	18%
Total non-operating income, net	131	24	107	446%
Loss before income taxes	(17,921)	(15,259)	(2,662)	17%
Provision for income taxes	—	—	—	—%
Net loss and comprehensive loss	$(17,921)	$(15,259)	$(2,662)	17%
Net loss per share – basic and diluted	$(1.05)	$(7.65)	$6.60	(86)%
Revenue
Our revenue has increased in each year since we began U.S. direct sales in 2020. Our revenues for the three months ended September 30, 2025 and 2024 was $3.5 million and $3.0 million, respectively, representing a period-over-period growth of $0.6 million or approximately 19% (25% in the U.S. and 3% internationally). Our revenues for the nine months ended September 30, 2025 and 2024 was $9.6 million and $8.3 million, respectively, representing a period-over-period growth $1.3 million or approximately 16% (18% in the U.S. and 10% internationally). The primary driver for our revenue growth was an increase in the number of CapsoCam Plus capsules sold: a period-over-period increase of 20% for the three months ended September 30, 2025 and 2024 and period-over-period increase of 17% for the nine months ended September 30, 2025 and 2024.
For the three and nine months ended September 30, 2025 and 2024, international sales accounted for 22% and 23% of total revenue.
Costs of Revenue
As we continued to scale our business, costs of revenue increased $0.3 million, or 24%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024 from $1.3 million to $1.6 million. For the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024 the cost of revenue was $4.4 million and $3.7 million, respectively, which represented an increase of $0.8 million, or 21% period-over-period. The increased costs of revenue was attributable to increased unit sales of CapsoCam Plus for the small-bowel and the related services and to increased customs and tariffs due to the change in U.S. customs enforcement.
Gross Profit and Gross Margin
Gross profit increased $0.3 million, or 16%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, from $1.7 million to $1.9 million. For the nine months ended September 30, 2025 and 2024, the total gross profit was $5.2 million and $4.6 million respectively, representing a gross profit increase of $0.6 million, or 12% period-over-period. For the three months ended September 30, 2025 and 2024, the gross margin was 54% and 56%, respectively. For the nine months ended September 30, 2025 and 2024, the gross margin was 54% and 56%, respectively. The increase in gross profit was a result of increased CapsoCam Plus unit sales and the related software component, while the decline of the gross margin is due to a pressure on selling prices we have when operating in a highly competitive market and changes the U.S. government made to the trade policies and tariffs at the beginning of the year resulting in increase of expenses for customs and tariffs.
Operating Expenses
The following tables provide a summary for our key operating expenses for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$1,773	$1,745	$28	2%
Research and development	$6,090	$4,522	$1,568	35%
General and administrative	$2,070	$1,193	$878	74%
Total operating expenses	$9,933	$7,460	$2,473	33%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$5,581	$5,168	$413	8%
Research and development	$12,589	$12,004	$586	5%
General and administrative	$5,101	$2,754	$2,347	85%
Total operating expenses	$23,271	$19,926	$3,345	17%
Selling and Marketing Expenses
Selling and marketing expenses increased $0.028 million, or 2%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, from $1.75 million to $1.77 million. For the nine months ended September 30, 2025 and 2024, selling and marketing expenses amounts were $5.6 million and $5.2 million respectively, representing an increase of $0.4 million, or 8% period-over-period. The increase was was due to the addition to the sales force headcount and increase commission payouts in response to revenue growth.
Research and Development Expenses
Research and development expenses increased $1.6 million, or 35%, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, from $4.5 million to $6.1 million. For the nine months ended September 30, 2025 and 2024, research and development expenses were $12.6 million and $12.0 million respectively, representing a increase of $0.6 million, or 5% period-over-period. The increase was primarily due to the development of the new CMOS under the development agreement with Canon Inc.. We continued incurring expenses associated with ongoing clinical trials in 2025 and our clinical trial expenses in the three and nine months ended September 30, 2025 of $2.4 million and $4.1 million, respectively, were primarily related to standalone clinical performance assessment of our AI assisted pathology detection technology for CapsoCam Plus and CapsoCam Colon.
General and Administrative Expenses
General and administrative expenses increased $0.9 million, or 74%, for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, from $1.2 million to $2.1 million. The increase was primarily due to higher payroll and benefits expenses and stock-based compensation expenses.
For the nine months ended September 30, 2025 and 2024, general and administrative expenses were $5.1 million and $2.8 million respectively, representing an increase of $2.3 million, or 85% period-over-period. Of the total increase, approximately $0.9 million was attributable to higher professional service expenses, including audit, legal and consulting fees, $0.4 million was attributable to stock-based compensation expenses primarily due to new stock options granted at the end of 2024 and April 2025, as well as acceleration of stock option awards associated with the executive officer departure, and $0.9 million was associated with higher payroll and benefits expenses.
Net Loss
Our reported net loss attributable to CapsoVision common stockholders for the three months ended September 30, 2025 and 2024 totaled approximately $7.9 million and $5.8 million, respectively, representing a period-over-period increase of $2.1 million or 37%. Our reported net loss attributable to CapsoVision common stockholders for the nine months ended September 30, 2025 and 2024 was $18 million and $15.3 million, respectively, representing a period-over-period increase of $2.7 million or 17%.

Liquidity and Capital Resources
Overview
To date, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and IPO common stock as well as cash generated from sales of our CapsoCam Plus capsule endoscopy solution. We have generated losses from our operations as reflected in our accumulated deficit of $148.3 million as of September 30, 2025. Net cash used in operating activities was $5.7 million and $7.1 million for the three months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, net cash used in operating activities was $15.2 million and $14.7 million, respectively.
Our losses primarily resulted from the costs incurred in the development and sales and marketing of our products and providing general and administrative support for our operations. We expect to continue to incur losses in the foreseeable future and to expend significant amounts of cash as we continue to scale our business, invest in research and development activities, increase sales and marketing expenses to support commercial expansion, and increase general and administrative expenses to support being a publicly-traded company.
Our interim (unaudited) financial statements for the nine months ended September 30, 2025 included in this Quarterly Report on Form 10-Q note that there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of those financial statements (see Note 2. GOING CONCERN). This means that we have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our interim (unaudited) financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our interim (unaudited) financial statements for the nine months ended September 30, 2025, and it is likely that investors would lose all or a part of their investment. See “Risk Factors—Risks Relating to Our Business and Industry—Our interim (unaudited) financial statements for the nine months ended September 30, 2025 include a footnote raising substantial doubt about our ability to continue as a 'going concern' and we will likely need to raise additional financing to fund our business and revenue growth plans."
We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See Note 8. LEASES to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our lease obligations. In addition, see Note 9. COMMITMENTS AND CONTINGENCIES to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our other commitments and contingencies.
Source of Liquidity
As of September 30, 2025, we had approximately $17.8 million in cash and cash equivalents. From our inception through September 30, 2025, we have received aggregate gross proceeds of $143.6 million from sales of our convertible preferred stock, which were automatically converted into shares of our common stock in connection with the completion of our IPO. To provide for additional liquidity prior to the completion of our IPO, on May 28, 2025 we received $1 million as a note payable from an existing investor. The note payable, together with interest thereon (at 1% per month) was repaid shortly after completion of our IPO. In consideration for providing the note, we issued the investor 7,508 shares of our common stock.
On July 3, 2025 we completed our IPO from which we received the net proceeds in the amount of $23.4 million.

Funding Requirements
As of September 30, 2025, we had an accumulated deficit of $148.3 million and cash and cash equivalents of $17.8 million. On July 3, 2025, we completed our IPO with the net proceeds to us of approximately $23.4 million after deducting underwriting discounts and commissions, and offering expenses payable by us. Based on our current operating plan, we believe that our existing cash balances will not be sufficient to fund our operations for at least the next 12 months after the date of issuance of these financial statements.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Nine months ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(15,178)	$(14,692)
Net cash used in investing activities	$(82)	$(153)
Net cash provided by financing activities	$23,589	$10,073
Net increase (decrease) in cash and cash equivalents	$8,329	$(4,772)
Net Cash Used in Operating Activities
For the nine months ended September 30, 2025, net cash used in operating activities totaled $15.2 million, primarily driven by the net loss of $17.9 million for the period. Additional contributing factors included a $0.6 million increase in inventory to support increasing demand, offset by a $2.2 million increase in accrued expenses and other current liabilities, mainly due to research and development expenses and increased headcount related expenses, as well as $0.6 million increase in stock-based compensation expenses due to new grants and stock option accelerations.
For the nine months ended September 30, 2024, net cash used in operating activities was $14.7 million, primarily attributable to the net loss of $15.3 million. Cash outflows were further impacted by a $0.6 million increase in inventory to meet increased demand, a $0.5 million increase in accrued expenses and other current liabilities, mainly due to research and development expenses, including on-going clinical trials, and a $0.2 million increased in accounts payable driven primarily by on-going clinical trials.
Net Cash Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2025 and 2024 was $0.1 million and $0.2 million, respectively, and consisted of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2025 consisted primarily of $23.4 million in net proceeds from the IPO, and $0.2 million in proceeds from the exercise of options on common stock and warrants. For the nine months ended September 30, 2024, net cash provided by financing activities was $10.1 million, which consisted of proceeds primarily from the sales of our preferred stocks.
Contractual Obligations and Commitments
Our contractual obligations at September 30, 2025 include operating lease payments of $1.1 million due within 27 months and $2.5 million in outstanding purchase commitment for the development agreement with Canon Inc. due in 18 months. We expect to fund these obligations through our existing cash balances and cash flows from operations.
The Company had no off-balance-sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation thereof requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and certain items included in the footnotes to our financial statements. See Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our significant accounting policies. While we believe the processes used in developing our estimates to be reasonable, actual amounts may differ from estimates. The following reflects the critical accounting estimates used in the preparation of our financial statements. The term “critical accounting estimates” refers to those estimates that involve a significant level of estimation uncertainty that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.
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
For more information, please, refer to Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES and Note 6. REVENUE AND DEFERRED REVENUE.
Stock-Based Compensation
We maintain equity incentive plans to provide long-term incentives for employees, consultants and members of our board of directors. These plans allow for the issuance of non-statutory and incentive stock options to employees, non-statutory stock options to consultants and restricted stock units to non-employee directors. We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards granted.
We account for stock-based compensation awards, including stock options to employees and non-employees, based on their estimated grant date fair value. We recognize the fair value of stock options, which vest based on continued service, on a straight-line basis over the requisite service period, which is generally four years. As described in detail in Note 12. STOCK-BASED COMPENSATION to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, determining the fair value of stock-based compensation to be recorded typically involves the use of an option-pricing model (which, for our Company, is the Black-Scholes option-pricing model).
A significant level of estimation uncertainty arises from certain inputs to the Black-Scholes model. Those inputs include (i) the fair value of the underlying common stock and (ii) the volatility of that fair value.

Recently Issued Accounting Pronouncements
See Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements applicable to our financial statements.
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
Based on our management’s evaluation (with the participation of our Chief Executive Officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of September 30, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. Please see below for the disclosure of the Company's material weaknesses in internal control and the remediation plan.
Material Weaknesses in Internal Control over Financial Reporting
Prior to our IPO, we have been a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. We identified two control deficiencies in our financial reporting process that constitute material weaknesses as of December 31, 2024. The first material weakness relates to our failure to design or maintain sufficient controls over implementation of information technology general controls or complementary user entity controls for applications (such as our enterprise resource planning system ("ERP"), payroll, and stock option management IT systems) used in the preparation of our financial statements. More specifically, we did not design or maintain sufficient controls related to user access provisioning and monitoring, change management, program development and data management. The second material weakness relates to a lack of segregation of duties in the financial reporting function due to a limited number of staff performing the financial reporting function. More specifically, there is a limited level of multiple reviews among those tasked with preparing our financial records and with respect to our existing ERP system proper segregation of duties was not enforced (i.e., for journal entries, we did not always divide responsibilities with one person responsible for making the journal entry and a different person responsible for approving the journal entry).
Remediation Plan for the Material Weaknesses
To remediate the material weaknesses described above and prevent similar deficiencies in the future, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. For example, in addition to hiring a Corporate Controller in the three months ended March 31, 2025, we are also evaluating the current and future accounting and financial reporting personnel to ensure proper segregation of duties. We decided to replace our existing ERP system which would help address many of the control issues contributing to these material weaknesses. We formalized IT controls, Entity level controls and business process controls and established an Internal Controls over Financial Reporting ("ICFR") program, covering planning, risk assessment, scoping and testing that we implemented during the quarter ended September 30, 2025 with regular status updates to the Audit Committee.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our audited financial statements for the year ended December 31, 2024 and our unaudited financial statements for the nine months ended September 30, 2025 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
•All of our revenues to date have been, and in the near-term will continue to be, generated from CapsoCam Plus related sales for the small bowel; and our ability to grow our small-bowel-related revenue is subject to our ability to successfully and timely execute related elements of our revenue growth strategy.
•CapsoCam Colon is our initial strategic effort to expand revenues for our GI-tract capsule endoscopy solution beyond small-bowel-related sales; we do not currently expect to generate CapsoCam Colon-related revenues until the fourth quarter of 2026 based on the anticipated timing of FDA clearance for the second generation of our CapsoCam Colon solution.
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
We have incurred net losses since inception, and we expect to incur additional losses in the foreseeable future. For the years ended December 31, 2023 and December 31, 2024, and for the nine months ended September 30, 2025, we incurred net losses of $11.3 million, $19.9 million, and $17.9 million, respectively. As of September 30, 2025 we had an accumulated deficit of $148.3 million. Our accumulated deficit reflects significant front-end spending and investment related to both completed and ongoing key operational milestones, including: (i) the initial and continued development of CapsoCam Plus and CapsoCloud, our cloud-based platform; (ii) development of our next pipeline capsule endoscope, CapsoCam Colon; (iii) initial development and ongoing improvements to our AI assisted pathology detection tools and technologies; and (iv) funding of completed and ongoing related clinical and other studies. As we execute on our business strategy to grow our business and revenues (including seeking FDA 510(k) clearance for CapsoCam Colon), we will continue to incur development costs and clinical study expenses and will make additional investments. Additionally, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur losses for at least the near-term and we may never achieve profitability or, if we do achieve profitability, sustain profitability. Our failure to achieve and sustain profitability in the future would make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations.
Our audited financial statements for the year ended December 31, 2024 and our unaudited financial statements for the nine months ended September 30, 2025 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
Our 2024 audited financial statements and our unaudited financial statement for the nine months ended September 30, 2025 include a footnote raising substantial doubt about our ability to continue as a going concern. We have funded our historical net losses and negative cash flows through the issuance of convertible preferred stock and IPO common stock. As of December 31, 2024, we had cash of approximately $9.3 million, including $20.4 million raised in 2023 and $15.0 million raised in 2024 through the issuance of preferred stock to our investors. As of September 30, 2025, we had cash of approximately $17.8 million, including $23.4 million raised through the IPO.
Our ability to continue as a going concern depends on a number of factors including the success of this offering, whether we can successfully implement our business and revenue growth plans to generate sufficient cash flow from operating activities, and our ability to raise as needed other equity financing or loan facilities.
We will need to undertake additional capital-raising activities sufficient to fund our operations and investments to grow our revenues as contemplated by our growth strategy. However, there is no certainty regarding the occurrence, magnitude, or timing of these capital-raising activities. If we raise additional funds through the sale of equity, convertible debt, or other equity-linked securities, our stockholders’ ownership will be diluted. The inability to secure adequate financing on favorable terms, or at all, could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. See the risk factor titled “We may require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our common stock” below.
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

•Further penetrating the small bowel market in the U.S. and internationally, including by (i) increasing the size and effectiveness of our U.S. and international sales teams; (ii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population) following FDA clearance in December 2024 for this newly indicated patient population; (iii) introducing complementary products such as our (a) capsule delivery device (availability expected in the first quarter of 2026) and (b) patency capsule (for verifying a capsule endoscope can pass through the bowel without retention prior to an exam) (FDA 510(k) submission planned in the first quarter of 2026); and (iv) facilitating increased telemedicine adoption following FDA clearance in December 2024 of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision.
•Incorporating our AI assisted pathology detection technology into our CapsoCam Plus capsule. We are currently (i) conducting related clinical studies to demonstrate the benefits of our AI technology as incorporated into CapsoCam Plus; (ii) planning to submit the related 510(k) application to the FDA by year end 2025; and (iii) targeting mid-2026 for FDA clearance with commercialization planned to begin shortly thereafter.
Each of these activities is subject to numerous risks. For example, (i) we may be unable to compete effectively against our competitors; (ii) the introduction of our capsule delivery device and patency capsule may be delayed or these products may not be sufficiently adopted by providers and patients initially or in the longer term; and (iii) we may fail to obtain all required FDA and EU approvals for incorporating our AI assisted pathology detection technology into our CapsoCam Plus solution.
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
CapsoCam Colon is our initial strategic effort to expand revenues for our GI-tract capsule endoscopy solution beyond small-bowel-related sales; we do not currently expect to generate CapsoCam Colon-related revenues until the fourth quarter of 2026 based on the anticipated timing of FDA clearance for the second generation of our CapsoCam Colon solution.
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
Both generations of our CapsoCam Colon solution incorporate our AI assisted pathology detection technology. Notably, the planned second-generation product will incorporate improvements—such as a new lens and illumination optics with an increased field of view and improved image quality—designed to increase the accuracy (measured in terms of polyp-detection sensitivity and specificity) and benefits of using our CapsoCam Colon solution to visualize the colon and detect and measure polyps. We plan to focus our regulatory efforts on first obtaining U.S. FDA clearance followed by obtaining EU clearance. We plan to use the clinical results of the second arm of our pivotal study to support submission to the FDA of a 510(k) application in Q2 2026 with a goal of obtaining FDA 510(k) clearance for the second-generation product in Q4 2026. FDA review of our 510(k) submissions may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all. Staff reductions in the FDA office charged with regulating devices may cause delay. Related risks with respect to, among other things, receiving requisite regulatory clearances and the timing thereof and commercializing our CapsoCam Colon capsule endoscopy solution are described further below in these “Risk Factors.”
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
We believe our CapsoCam Plus (small bowel) and CapsoCam Colon solutions, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. Potential new medical indications include esophageal medical conditions (such as esophageal varices and Barrett’s esophagus) and pancreatic cancer with sales to our customers supported through our existing sales and marketing organization. We plan to commence feasibility studies of our CapsoCam’s accuracy in (i) screening esophageal varices (i.e. enlarged blood veins in the esophagus) in cirrhotic patients with portal hypertension in the second half of 2026 and (ii) detecting abnormalities indicative of cancerous and precancerous pancreatic neoplasia (abnormal cell growth) in the first half of 2026, in each case, subject to timely availability of sufficient funding and liquidity and/or potential adjustment of our clinical development priorities. These expansions require substantial investment in research and development, rigorous clinical studies or trials, and regulatory clearance, any of which may delay or impede the planned indication expansion for our capsule endoscopy solution. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” for our capsule endoscopy solution on November 6, 2025. A Breakthrough Device Designation prioritizes a device in the FDA’s review queue for all future regulatory submissions and accelerates communications (i.e., negotiations and feedback) with the FDA, thereby expediting the marketing application process. However, our proposed capsule endoscopy solution may not meet the eligibility requirements for this designation and, even if a Breakthrough Device Designation is received, it may not receive the FDA authorization required to market the proposed capsule endoscopy solution.
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
The 510(k) application process can be lengthy. There is no guarantee that the FDA will grant 510(k) clearance for our initial or planned second generation CapsoCam Colon capsule endoscopy solution, and their timeline for doing so may not align with our planned commercialization schedule. Staff reductions in the FDA office charged with regulating devices may also cause delay. Similar consequences may result in the case of events which affect FDA operations, such as a federal government shutdown.
Although our CapsoCam Plus solution, which visualizes the small bowel, has been cleared by the FDA, the CapsoCam Colon capsule endoscopy solution will require a distinct, unrelated regulatory submission, as it is subject to different statutory requirements. This is due to its use in the colon (part of the lower GI-tract) and incorporation of new capabilities (including AI assisted pathology detection technology) to facilitate visualization of the colon and to identify and measure polyps, each of which introduces different safety and effectiveness considerations. As a part of the marketing submission review, the FDA may require additional analysis, data, studies, or modifications to our products or labeling, which could increase our costs, delay our launch, or limit our market opportunity. The FDA may also require other conditions on our products to achieve initial clearance, such as additional studies or clinical trials, labeling restrictions, or post-market surveillance commitments, which could increase our regulatory burden and liability. Risks related to the separate FDA clearance of the AI assisted pathology detection technology incorporated in our CapsoCam Colon capsule endoscopy solution and CapsoCam Plus capsule endoscopy solution are discussed in the risk factor titled “We may face regulatory challenges and delays in obtaining 510(k) clearance for marketing of those CapsoCam capsules incorporating our self-developed AI technology, including our CapsoCam Colon capsule endoscopy solution and CapsoCam Plus capsule endoscopy solution (small bowel)” below.
The FDA is required by statute to review 510(k) applications within defined timelines. For most 510(k) submissions, a 90-day maximum review period is mandated. While this requirement provides predictability for the review process, it also places constraints on available opportunities to address any questions posed by FDA. Factors critical to a timely review and clearance of our 510(k) applications include (i) the quality of our regulatory submission (including both in terms of clarity in presentation and the supportiveness of data) and (ii) the availability of qualified FDA review resources (i.e., individuals possessing relevant technical understanding and requiring a minimal “learning curve”). Although we have (x) engaged with the FDA in early communications (including several pre-submission meetings) regarding our CapsoCam Colon solution and (y) considered FDA feedback during product development, there is no guarantee that the FDA staff members involved in those discussions and/or who are familiar with the CapsoCam technology will be available to participate in the post-submission review of our 510(k) application. The involvement of less experienced FDA staff members may result in a “learning curve” potentially reducing the effective time available to the FDA to critically review our submissions. Likewise, changes in review staff levels or workload—possibly due to changes in FDA funding or operations, including as a result of a government shutdown, or the emergence of competing public health priorities (e.g., addressing a device shortage) may lead to review delay and an inability to complete the FDA review process within the statutorily mandated period, potentially leading to a longer review process for our applications.
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
On June 10, 2025, we submitted to the FDA the clinical results of the first arm of our CapsoCam Colon pivotal study in a related 510(k) submission and it has been accepted for review. This submission seeks FDA clearance of our initial CapsoCam Colon capsule endoscopy solution which incorporates our self-developed AI technology. We are targeting making 510(k) and EU submissions by year end 2025 and obtaining FDA and EU clearance in mid-2026 for the use of AI pathology detection technology in our small bowel capsule, CapsoCam Plus. Our 510(k) submissions and FDA review thereof may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all.
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
To assist us in manufacturing our GI-tract capsule endoscopy products we rely on component suppliers and assembly manufacturers based in Asia (particularly Taiwan and Japan). Critical components found in our CapsoCam capsules include lens modules from Largan, complementary metal oxide semiconductor (“CMOS”) image sensors from Toshiba Corporation (“Toshiba”), and application-specific integrated circuits (“ASICs”) from Moai Electronics Corporation (“Moai”) / Speedbridge Technology Co. (“Speedbridge”). Many of our suppliers/

manufacturers are single source and located in Asia. For example, the single source suppliers of our lens modules and ASICs are located in Taiwan and the single source supplier of our CMOS image sensors is located in Japan. Currently, assembled CapsoCam capsules are shipped by Largan from Taiwan to our U.S. facility where we complete the manufacturing process before distributing the capsules to our distribution network. Any disruption to our supply chain could significantly harm our ability to effectively manufacture and deliver our CapsoCam capsules and, in turn materially harm, our financial results.
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
Our growth strategy includes increasing our international revenues and potential entry into new international markets (including through qualified exclusive distributors in targeted regions). In the nine months ended September 30, 2025 and 2024, international sales accounted for approximately 23% and 24% of our revenue, respectively. In the three months ended September 30, 2025 and 2024, international sales accounted for approximately 22% and 26% of our revenue respectively. Our largest international shipping destinations include France, Germany and Canada. Some of our existing and new international markets may be highly regulated and competitive. However, we may face significant challenges and risks in expanding in existing and entering into new international markets (including risks related to expanding our market share and customer base), such as the following:
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
•The need to secure adequate reimbursement and coverage policies from public and private payers, which may affect the affordability, accessibility, and adoption of our CapsoCam capsule endoscopy solution, and which may be subject to changes, limitations, or uncertainties due to budget constraints, policy reforms, or competitive pressures.
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
From time to time, we may publicly disclose interim, top-line or preliminary data from our pivotal studies, which are based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the pivotal study or additional data collected at a later time. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. The data from a study may not be released in any peer-reviewed publication, either initially or in the future. As a result, the interim, top-line, or preliminary results that we report may differ from future results of the same trial, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. The FDA may not accept or agree with our assumptions, estimates, calculations, conclusions, or analyses or may interpret or weigh the importance of data differently, which could impact the value of our study (including our CapsoCam Colon pivotal study), or potential for the regulatory approval or for commercialization.
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
Clinicians are subject to fatigue and distraction and have varying degrees of expertise in identifying GI-tract abnormalities. Our AI assisted pathology detection tool is designed to (i) reduce viewing times for clinicians by highlighting the areas of interest (via a bonding box placed around suspected abnormalities) and (ii) improve diagnostic yield and provide more consistent accuracy by providing suggestions or recommendations. However, risks related to the use of our AI technology include:
•our AI assisted pathology detection technology may fail to accurately identify all or a sufficient portion of the patient’s GI-tract abnormalities (measured in terms of sensitivity and specificity);

•a clinician may (i) place undue reliance on our AI assisted pathology detection technology to identify GI-tract abnormalities (e.g., polyps in colon) or (ii) fail to fully utilize product features designed to supplement a clinician’s review (such as the ability to review frames adjacent to an AI bonded frame identifying a suspected GI-tract abnormality or view the video in non-AI mode);
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
Capsule retention by a patient refers to the capsule getting stuck in the GI tract, which can occur due to various reasons such as strictures, tumors, or inflammatory bowel diseases. We believe the industry retention rate may be as high as 2%. Based on (i) incidences reported to us for all CapsoCam capsule patients in 2024 and the nine months ended September 30, 2025, and (ii) total CapsoCam capsules sold by us in 2024 and during the September 30, 2025 September 30, 2025, our 2024 and the nine months ended September 30, 2025 retention rate was less than 1/10 of 1%. However, we believe our retention rate is understated due to (i) underreporting by providers and patients and, relatedly, (ii) the fact that most retained capsules are eventually excreted without the need for invasive intervention and medication may be used to encourage this process. In some instances, endoscopic retrieval or surgical intervention may be necessary to remove the retained capsule. Aspiration is rare but potentially fatal where the capsule is accidentally inhaled into the respiratory tract instead of being swallowed into the esophagus. As of the date of this Quarterly Report on Form 10-Q, there have been no complaints regarding any aspiration incident involving a CapsoCam capsule.
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
Our supply chain is heavily reliant on products and components manufactured and assembled in various Asian countries (particularly Taiwan and Japan). These import operations are subject to tariff and other international trade regulations. When imported into the U.S., such products and components are subject to applicable rates of duty. The U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries, including Taiwan and Japan, with respect to trade policies, treaties, government regulations and tariffs, including implementing tariffs on certain countries and implementing and subsequently pausing such implementation of tariffs on certain other countries. As a result of these statements and actions, we are exposed to the risk of product supply disruption and increased costs and expenses. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. We cannot predict with certainty the future trade policy of the U.S. or other countries. We experienced an increase of customs and tariffs expenses as a result of the imposition of tariffs and keep evaluating measures that we might implement to address or mitigate the impact on our business. We cannot predict the likelihood, nature or extent of the potential impact or our ability to avoid the related adverse effects. Relevant factors include whether such tariffs are ultimately implemented, the timing and duration of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. These tariffs and other unfavorable government policies on international trade (such as export controls) may increase the cost of manufacturing our commercialized products or developing our pipeline products, affect the demand for our products (if and once approved), or restrict our access to raw materials and components used in the manufacture of our current products and the development of our future products, each of which could negatively impact our financial condition and results of operations. Further, such developments, or the perception that any such developments could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may have and could continue to significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and adversely impact the price and demand for our products, increase our costs, and affect our customers and suppliers and have a material adverse effect on our business, financial condition and results of operations.
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
We depend on Aureliance, our authorized agent and importer in the EU and EEA for a significant portion of our revenue. It has historically contributed a significant percentage of our revenue generated from EU countries, such that if it were to materially reduce or terminate its business with us, our revenue generated from such countries would suffer. For the years ended, and as of December 31, 2024 and 2023, it represented approximately 10% and 12% of our revenue and 21% and 28% of our accounts receivable, respectively. For the three and nine months ended and as of September 30, 2025, Aureliance represented approximately 10% and 10% of our revenue, respectively, and 25% of our accounts receivable balance. For the three and nine months ended and as of September 30, 2024, Aureliance represented approximately 11% and 9% of our revenue, respectively, and 24% of our accounts receivable balance. The loss of it or a significant reduction in its business with us could have a material adverse effect on our financial condition and results of operations.
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
We provide remote capsule endoscopy reading services through board-certified physicians to our customers with $211 and $193 thousand in nine months ended September 30, 2025 and 2024, respectively, and $65 and $77 thousand in three months ended September 30, 2025 and 2024, respectively. Our relationships with board-certified physicians are subject to various state laws including those with respect to physician licensing requirements. The interpretation and enforcement of these laws vary significantly across states, and there is no assurance that our current practices will remain compliant. If regulatory authorities determine that our arrangements with physicians violate these laws, we may be forced to restructure or terminate these relationships, leading to potential disciplinary actions, penalties, and a loss of revenue.
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
To respond to these material weaknesses, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. For example, in addition to hiring a Corporate Controller in Q1 2025, we are also evaluating the current and future headcount and other needs of the accounting department to ensure proper segregation of duties. We decided to replace our existing ERP system which would help address many of the control issues contributing to these material weaknesses.
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
As of September 30, 2025 we have outstanding a total of 46,798,901 shares of common stock. Of these shares, all of the shares of our common stock sold in our IPO, plus any shares sold upon partial exercise of the underwriters’ option to purchase additional shares, will be freely tradable, without restriction, in the public market immediately following our IPO, other than shares purchased by our “affiliates” (as such term is defined in Rule 144 under the Securities Act ).
In connection with our IPO, each of our directors, executive officers, and all other holders of our outstanding pre-IPO shares entered into IPO-related lock-up agreement with respect to 41,124,658 pre-IPO shares held by them (or approximately 88% of our outstanding shares as of September 30, 2025). These lock-up agreements will expire on January 3, 2026 (the "Lock-up Period"). Unless purchased by a Company officer, director or a previously existing 10% stockholder, shares of common stock sold in our IPO are not subject to the foregoing lockup. After the expiration of the lock-up agreements and the market standoff restrictions described below, up to approximately 41,124,658 additional shares of common stock will be eligible for sale in the public market, approximately 47% of which shares are owned by directors, executive officers, and other owners of more than 5% of our outstanding common stock, stock options, warrants and securities convertible into our common stock and will be subject to Rule 144 under the Securities Act.
The Benchmark Company, LLC and Roth Capital Partners, LLC on behalf of the underwriters may, however, in its sole discretion, permit our officers, directors, and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements. Furthermore, our outstanding common stock, stock options, warrants, restricted stock units and other securities convertible into or exercisable or exchangeable for our common stock are subject to market standoff restrictions with us that include restrictions on the sale, transfer, or other disposition of shares during the Lock-Up Period. As a result of the foregoing, substantially all of our outstanding common stock, stock options, warrants, and other securities convertible into or exercisable or exchangeable for our common stock are subject to a lock-up agreement or market standoff provisions during the Lock-Up Period. We have agreed to enforce all such market standoff restrictions on behalf of the underwriters and not to release, amend, or waive any such market standoff provisions during the Lock-Up Period without the prior consent of The Benchmark Company, LLC and Roth Capital Partners, LLC, on behalf of the underwriters, provided that we may release shares from such restrictions to the extent that it would be permissible to release such shares under the form of lock-up agreement with the underwriters signed by or that will be signed by certain record holders of our securities as described herein.

In addition, 1,949,635 shares of common stock that are subject to outstanding options and restricted stock units or subject to outstanding warrants are eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, lock-up agreements, market standoff restrictions, and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the market price of our common stock could decline.
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
•The exclusive right of our board of directors to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;
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
None.
Use of Proceeds from Initial Public Offering
Our registration statement on Form S-1 (File No. 333-287148) was declared effective on July 1, 2025. In July 2025, we completed our IPO, in which we issued and sold 5,629,978 shares of our common stock (including 129,978 shares of common stock issued in connection with the partial exercise by the underwriters of their option to purchase up to an additional 825,000 shares) each at a price to the public of $5.00 per share. The net proceeds to the Company from the IPO were approximately $23.4 million after deducting underwriting discounts and commissions, and offering expenses payable by the Company.
There has been no material change in the planned use of proceeds from our IPO as described in the prospectus.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.
Item 6. Exhibits

Exhibit Number	Description
10.01†#	Consulting Agreement with Joanne C Imperial MD, dated July 23, 2025.
10.02†#	Separation Agreement and Release with Kevin Lundquist, dated September 3, 2025.
10.03†#	Consulting Agreement with Kevin Lundquist, dated September 3, 2025.
10.04†#	Consulting Agreement with Rebecca Petersen, dated October 16, 2025.
10.05†#	CapsoVision, Inc Offer Letter to David Garcia, dated October 6, 2025.
10.06†#	CapsoVision, Inc Director Compensation Policy.
10.07†#	Form of Director Restricted Stock Unit Award Agreement.
10.08†#	Form of Stock Option Grant Agreement pursuant to 2025 Equity Incentive Plan
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________________________________________
† Filed herewith
†† Furnished herewith
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSOVISION, INC.

Date: November 13, 2025	By:	/s/ Kang-Huai (Johnny) Wang
Kang-Huai (Johnny) Wang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ David Garcia
David Garcia
Senior VP of Finance
(Principal Financial Officer and Principal
Accounting Officer)