Form 10-K
period 2025-12-31
CapsoVision, Inc
filed 2026-03-26
CIK 1378325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________
FORM 10-K
_______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ____________
Commission file number 001-42705
_______________________________________
CAPSOVISION, INC.
(Exact name of registrant as specified in its charter)
_______________________________________

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

Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.
☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.
☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐   No ☒
The Registrant did not have an aggregate market value for the common equity held by non-affiliates of the Registrant on the last business day of its most recently completed second fiscal quarter because there was no public market for the Registrant’s common equity as of such date.
As of March 25, 2026, the registrant had 49,838,211 shares of common stock, $0.001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 2025 Annual Stockholders' Meeting, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements
This Annual Report on Form 10-K (the "Annual Report") contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “shall,” “should,” “expects,” “anticipates,” “could,” “intends,” “seeks,” “continues,” “target,” “contemplates,” “estimates,” “believes,” “plans,” “projects,” “predicts,” “potential,” “goal,” “objective,” or “hopes” or the negative of these or similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:
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
We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report.
You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-

looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.
The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.
You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to the registration statement, of which this Annual Report is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements.
Summary Risk Factors
Below is a summary of the principal risks and uncertainties that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks that we face, follows this summary, and should be carefully considered, together with other information in this Annual Report and our other filings with the SEC before making investment decisions regarding our securities. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties.
The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report:
•We have a history of net losses, and we expect to incur additional losses in the foreseeable future.
•Our audited financial statements for the years ended December 31, 2025 and December 31, 2024 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
•All of our revenues to date have been, and in the near-term will continue to be, generated from CapsoCam Plus related sales for the small bowel; and our ability to grow our small-bowel-related revenue is subject to our ability to successfully and timely execute related elements of our revenue growth strategy.
•CapsoCam Colon is our initial strategic effort to expand revenues for our GI-tract capsule endoscopy solution beyond small-bowel-related sales; we do not currently expect to generate CapsoCam Colon-related revenues until the middle of 2027 based on the anticipated timing of FDA clearance for the second generation of our CapsoCam Colon solution.
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
•We may not obtain or may experience delays in obtaining 510(k) clearance for our planned second generation of our CapsoCam Colon solution (with improved optics and other components), which would adversely impact our ability to commercialize this product and generate related revenue.
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

PART I
Item 1. Business
We are a global commercial-stage medical technology company focused on creating diagnostic and screening products to identify abnormalities of the GI tract. We develop advanced imaging and AI technologies in creating such products while maximizing the flexibility, convenience, profitability, and safety of patient care. We are a Delaware company, incorporated in 2005. Our corporate headquarters is located in Saratoga, California.
Currently, our GI-tract capsule endoscopy solution comprises our single-use CapsoCam capsule and the associated software, CapsoCloud and CapsoView. The CapsoCam capsule, with its panoramic view, acquires and stores video images in onboard memory while moving through the GI tract and the software component allows healthcare providers to view the video retrieved from the capsule by either streaming it from the cloud, where it is securely stored, anywhere at their convenience using our CapsoCloud software or downloading data from the capsule themselves and reviewing it in our CapsoView software. Our first U.S. Food and Drug Administration (“FDA”) cleared capsule endoscopy is our small bowel capsule (the current generation of which we refer to as CapsoCam Plus), for which we received a CE Mark in 2011 and began commercial sales in Europe in 2012, subsequent to which we received 510(k) clearance in 2016 and began commercial sales in the U.S. in 2017. CapsoCam Plus is classified as a Class II device and is used to visualize the small bowel mucosa to detect abnormalities of the small bowel in adults and children aged 2 years and above. As of December 31, 2025, our CapsoCam Plus has been used in more than 161,000 patients. For the years ended December 31, 2025 and 2024, we generated approximately $13.6 million and $11.8 million, respectively, in revenue from sales of CapsoCam Plus, an increase of approximately 15% over the prior year. Our revenue has increased in each year since we began U.S. direct sales in 2020, primarily driven by an increase in the number of CapsoCam Plus capsules sold. We are in the process of updating CapsoCam Plus to add our self-developed AI assisted pathology detection technology. We made the related FDA 510(k) submission in December 2025 and are targeting related EU submission in the second quarter of 2026. We anticipate to obtain FDA clearance of the updated capsule by the middle of 2026 and EU clearance in the third quarter of 2026, with commercialization in U.S. and EU shortly thereafter. Our AI assisted pathology detection tools detect and highlight suspected abnormalities for a clinician, reducing their time to review a capsule video and making capsule endoscopy more financially attractive to their practice.
Building upon the commercial success and the existing design of our CapsoCam Plus capsule, we developed our next pipeline capsule endoscope, CapsoCam Colon. Our CapsoCam Colon capsule (i) leverages CapsoCam Plus’s existing capsule design with its panoramic view and (ii) incorporates both our self-developed AI to automatically detect polyps in the video and our polyp-size measurement tool enabled by a 3D sensor in the capsule (polyp size being highly correlated with a polyp’s risk of becoming cancer). We submitted the 510(k) application for our first generation CapsoCam Colon capsule to the FDA in June 2025 and received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize our resources for the development of our second generation CapsoCam Colon capsule, featuring improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the second generation CapsoCam Colon capsule. As of the date of this Annual Report, over 500 patients have been enrolled for the second arm pivotal study. We currently expect to submit the 510(k) application for the second generation CapsoCam Colon capsule to the FDA in the third quarter of 2026. The CapsoCam Colon would be classified as a Class II device. Additionally, we intend to seek EU approval and commercialization for the second generation CapsoCam Colon capsule shortly after the FDA clearance. There is no guarantee that the clinical results of any of our clinical trials will demonstrate the requisite performance needed to meet applicable regulatory requirements in order to obtain FDA clearance. Further, FDA review of our 510(k) submissions may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all.

We currently sell CapsoCam Plus capsules in the U.S. to our customers, which primarily include gastroenterologists practicing in clinics and/or hospitals, primarily through our in-house sales team. Outside the U.S., we sell CapsoCam Plus through a combination of our in-house sales team and qualified distributors. In 2025 and 2024, international sales accounted for 21% and 23% of total revenue.
We believe that our GI-tract capsule endoscopy solution is positioned to benefit from (i) our existing sales and marketing structure (with our in-house sales team and marketing team targeting sales of our various approved GI tract diagnostic products to the same target customer base), (ii) technological advancements (including improvements to our proprietary AI and other technologies and third-party supplier improvements in optics and storage capacity) and (iii) increased telemedicine adoption (following FDA clearance in December 2024 of remote ingestion of our CapsoCam Plus). We also believe our solution can be adapted to address new GI indications. Potential new medical indications include esophageal medical conditions (such as esophageal varices and Barrett’s esophagus) and pancreatic cancer. We plan to (i) commence feasibility studies of CapsoCam’s accuracy in detecting abnormalities indicative of cancerous and precancerous pancreatic neoplasia (abnormal cell growth) in the second quarter of 2026 and (ii) commence clinical studies of CapsoCam's accuracy in screening esophageal varices (i.e. enlarged blood veins in the esophagus) in cirrhotic patients with portal hypertension in the first half of 2027, in each case, subject to timely availability of sufficient funding and liquidity and/or potential adjustment of our clinical development priorities. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI, our capsule endoscopy system for use in early-stage pancreatic cancer detection, does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. The Company expects to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection.
CapsoCam Plus
Diseases of the small bowel include obscure GI bleeding, chronic iron-deficiency anemia, Crohn’s disease, tumors, and polyposis. Capsule endoscopy is the first-line modality for imaging the mucosa of the small bowel including the pathologies characterizing these diseases. Various methods of enteroscopy for reaching the entirety of the small bowel, which is approximately 20 feet long, are invasive, time consuming, and require a high level of skill from the operator of the endoscope. Enteroscopy is still required for biopsy or to provide certain therapies, but for diagnostic visualization, capsule endoscopy is preferred for its simplicity, non-invasiveness, and relatively low cost. Competitor capsule endoscopy systems that are currently available in the market consist of capsules with end-view systems, which provide only limited “tunnel” or partial “wall” views of the small bowel, and wired data recorders worn on the body, which incur an upfront capital expense and clinical workflow complications for providers and discomfort and multiple clinical visits for patients.
We believe our CapsoCam Plus is a superior capsule endoscopy system, both in how it captures and presents images of the GI tract and the clinical workflow and patient experience that it enables. Our CapsoCam captures a full 360° panoramic video, providing a complete view of the GI mucosa—unobstructed by folds and with complete coverage of the bending intestine’s inner curvature, ultimately resulting in superior diagnostic yield. This was demonstrated by a large, single center retrospective study comparing the clinical performance of the CapsoCam system to competitor systems between 2012 and 2018. The same study also noted CapsoCam’s operational benefits, which included, greater lesion detection, 60% better visualization of the papilla, higher exam completion rates of 97% and less lost data.1 In particular, our CapsoCam is a zero-capex “wire-free” data collection solution for providers as it stores the entire video in onboard memory. Following retrieval, our cloud-based platform, CapsoCloud, gives providers in the U.S. the ability to remotely access data from the cloud and stream in vivo
1 Dr. Thomas Pachofszky. World’s largest series with CapsoCam. Feasibility, completion and detection rate of the new generation of capsule endoscope with a 360° lateral panoramic view—as single center retrospective study. Abstract UEG Week 2019.

videos anywhere at their convenience. Outside of the U.S., providers review procedure videos using CapsoView software (primarily due to foreign data privacy and access regulations).
For the use of AI in our CapsoCam Plus capsule, we made 510(k) submission in December 2025 and are targeting making EU submission in the second quarter of 2026. We anticipate to obtain FDA clearance by the middle of 2026 and EU clearance in the third quarter of 2026. Also, we are currently developing a capsule delivery device with full commercialization expected in the fourth quarter of 2026, and a patency capsule (for verifying a capsule endoscope can pass through the bowel without retention prior to an exam) with tentative FDA 510(k) submission planned by the end of the second quarter of 2026. Our 510(k) submissions and FDA review thereof may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all. The recent indication for children aged 2 years and above and the delivery device should enable faster penetration of the pediatric market. Of the patients who are unable to swallow a capsule, many are children. Patency capsules are used primarily with Crohn’s disease patients to verify that a capsule endoscope can pass through the GI tract without retention at a stricture, a narrowing of the small bowel which can result from inflammation and scarring associated with Crohn’s disease. The patency capsule is the same diameter as a capsule endoscope such that if it passes without delay, the CapsoCam is also likely to pass without retention (but will dissolve if retained). The global capsule endoscopy market for the small bowel is forecasted to reach approximately $335 million in 2030. The U.S. capsule endoscopy market for the small bowel is forecasted to reach approximately $126 million in 2030.2
CapsoCam Colon
A colon polyp is a clump of cells that forms on the lining of the colon. Most colon polyps are harmless, but, over time, some colon polyps develop into CRC. The size of a polyp is highly correlated with its risk of becoming cancerous. Currently, optical colonoscopy, accompanied by polypectomy and biopsy, is considered the gold-standard for the detection of colorectal polyps and cancers. Colon capsule endoscopy provides non-invasive visualization of the entire colon from the cecum to the rectum, and it has demonstrated good sensitivity and specificity for the detection of colon polyps. It is intended to be used for (a) patients after an incomplete optical colonoscopy with adequate preparation and a complete evaluation of the colon was not technically possible and (b) patients with evidence of GI bleeding of lower GI origin with major risks for colonoscopy or moderate sedation, but who can tolerate colonoscopy and moderate sedation in the event a clinically significant colon abnormality is identified on capsule endoscopy. Currently, only two competitive products are available in the market for these indications–only one of which, Medtronic’s PillCam COLON 2, is available in the U.S. These competitor capsules have end-view systems, which provide only limited “tunnel” views of the colon, and wired data recorders worn on the body, which incur an upfront capital expense and clinical workflow complications for providers and discomfort and multiple clinical visits for patients.
We believe our CapsoCam Colon, once FDA cleared, will be a superior capsule endoscopy system, both in how it captures and presents images of the GI tract and the clinical workflow and patient experience that it enables. Our CapsoCam Colon utilizes our self-developed AI for automated polyp detection. AI improves diagnostic yield and provides more consistent accuracy with reduced dependency on the experience level of the physician video reader and their level of fatigue and distraction. Our CapsoCam Colon also incorporates our proprietary 3D-sensing technology to more accurately measure the size of polyps in the GI tract, enabling physicians to more confidently decide that patients with small (e.g., less than 6mm) polyps may forgo a follow-on colonoscopy, increasing the utility of the procedure for healthcare providers and patients alike. Similar to our CapsoCam Plus, our CapsoCam Colon also captures a full 360° panoramic video, is a zero-capex “wire-free” data collection solution for providers and utilizes our cloud-based platform, CapsoCloud, for providers in the U.S. and CapsoView software for providers outside of the U.S. Further, CapsoCam Colon is a panenteric capsule which, when programmed with slightly different operating parameters, can be used to visualize both the small bowel and the colon in one procedure for the evaluation of Crohn’s disease, ulcerative colitis, irritable bowel syndrome and obscure GI bleeding.
2 Grand View Research, Inc., “Capsule Endoscopy Market Estimates & Trend Analysis From 2018 to 2030,” an independent report commissioned by CapsoVision, Inc.

Current indications for colon capsule endoscopy are limited to patients with evidence of lower-GI bleeding (such as a positive stool test) for whom the risk of colonoscopy or moderate sedation is significant and for patients who have had an incomplete colonoscopy, with adequate preparation. The global colon capsule endoscopy market is forecasted to reach approximately $311 million in 2030.3 This estimate only considers current products on the market and does not take into account advanced products currently in development and/or awaiting approval for introduction into the market. We believe that our CapsoCam Colon, once FDA cleared and commercialized, will be a superior capsule endoscopy system that will expand the market for colon capsule endoscopy.
We have established a competitive advantage through multiple strategic initiatives, including investing substantial resources to create our intellectual property portfolio. As of December 31, 2025, we had over 140 issued patents covering multiple aspects of our capsules and technology.
We invest in research and development initiatives that are focused on introducing enhancements and improvements aimed at increasing the value provided by our GI-tract capsule endoscopy solution. Our research and development team includes hardware and software engineers with deep expertise in medical technology, optics, data science, AI, and cloud-based data and security architecture and individuals with extensive clinical development expertise.
Our Program
We developed our first commercial product, the CapsoCam capsule endoscopy solution (the current generation of which we refer to as CapsoCam Plus), for visualization of the small bowel mucosa. The following table summarizes key information about our clinical program for the small bowel capsule:

Indication	Clinical Trials	Timeline
Visualize small bowel and detect pathologies	Completed	Received FDA 510(k) clearance in 2016*
	Data Collection (AI) Study	FDA 510(k) submitted at the end of 2025
* Received FDA 510(k) clearance in December 2024 for pediatric (children aged 2 years and above) use and telemedicine supervision (i.e., remote ingestion) indications.
We have developed our next pipeline product, the CapsoCam Colon capsule endoscopy system, for visualization of the colon and detection and measurement of polyps. The following table summarizes key information about our clinical program for CapsoCam Colon:

Indication	Clinical Trials	Estimated Timeline
Visualize colon and detect/measure polyps	Feasibility Study	Completed in 2018**
	Pilot Study	Completed in 2021
	Pivotal Study (first arm)—1st generation capsule	Completed in 2025
	Pivotal Study (second arm)—improved 2nd generation capsule	FDA 510(k) submission expected in the third quarter of 2026
** Operationally, the study used to enroll feasibility study subjects remains active to facilitate continued research and development of the CapsoCam Colon, which from time to time requires a limited investigation in healthy volunteers.
3 Grand View Research, Inc., “Capsule Endoscopy Market Estimates & Trend Analysis From 2018 to 2030,” an independent report commissioned by CapsoVision, Inc.

Our Strengths
We believe the continued growth of our Company will be driven by the following factors:
•Sole capsule endoscope with a 360° panoramic view available in the market. We believe only our CapsoCam Plus boasts a 360° panoramic lateral view. It houses four high-resolution cameras around its circumference, and the images from each are stitched into a single panoramic image. Compared to competitive end-view systems, a 360° panoramic lateral view provides a complete view of the GI mucosa—unobstructed by folds and with complete coverage of the bending intestine’s inner curvature, resulting in demonstrated superior diagnostic yield.
•Telemedicine-enabled and zero-capex “wire-free” data collection and remote data analysis. Our CapsoCam is a zero-capex “wire-free” data collection solution for providers, as it stores the entire video in onboard memory. In December 2024, we received FDA 510(k) clearance for telemedicine supervision (i.e., remote ingestion) of our CapsoCam Plus, allowing patients to ingest our capsule in the comfort of their own homes, under the remote supervision of providers. The CapsoCam solution frees up exam-room schedules for providers and provides flexibility to administer capsules any day at any time. A provider’s practice can easily scale to multiple capsules per day with no added cost, and there is no equipment to recover from patients. Our CapsoCam Plus solution includes our cloud-based platform, CapsoCloud, which provides a flexible, trackable, streamlined, and capital-equipment-free workflow for providers in the U.S. It also allows clinicians to track procedures and stream in vivo videos anywhere at their convenience, generate reports, store and manage patient data, and transfer data to third-party reading services. We believe at-home procedures and remote analysis via CapsoCloud will be attractive to providers and patients alike, particularly for future screening indications.
•Automated pathology detection due to usage of AI. CapsoCam Colon (subject to FDA clearance) incorporates deep learning AI for automated pathology detection of polyps, a capability that competitive systems lack. For the use of AI in our CapsoCam Plus capsule, we made 510(k) submission in December 2025 and are targeting making EU submission by the second quarter of 2026. We anticipate to obtain FDA clearance by the middle of 2026 and EU clearance in the third quarter of 2026. Our AI assisted pathology detection tools detect and highlight suspected abnormalities for a clinician, reducing their time to review the video and making capsule endoscopy more financially attractive to their practice. CapsoCloud continuously acquires consenting patients’ clinical data, enabling our in-house AI experts to develop ever-improving automated lesion detection and classification. Our 510(k) submission and FDA review thereof may be delayed and we may not receive 510(k) clearance from the FDA on a timely basis or at all.
•3D-sensing technology informs follow-on care decisions. Our CapsoCam Colon (subject to FDA clearance) incorporates our proprietary 3D-sensing technology to more accurately measure polyp sizes. Polyp size is highly correlated with its risk of becoming cancer. No other capsule endoscope currently in the market has 3D-enabled measurement capability. With automated pathology detection and the ability to manually review video frames adjacent to an identified polyp, physicians can more confidently decide that patients with small (e.g., less than 6mm) polyps may forgo a follow-on colonoscopy, increasing the utility of the procedure for healthcare providers and patients alike.
•Experienced leadership team. Our senior management team consists of industry professionals with deep industry expertise across various disciplines, including medical technology, engineering, optics, sales and marketing, finance, operations, data science, AI, and clinical operations and research.
Our Growth Strategies
Our long-term, lifesaving vision is an ingestible capsule that, in a single convenient non-invasive procedure, screens for multiple cancers—esophageal, gastric, pancreatic, small-bowel, and colorectal—at early and precancerous stages, utilizing AI to analyze thousands of images captured in the GI tract. We are building towards this goal with a planned succession of FDA-cleared indications, targeting existing and nascent markets. Until then, key elements of our nearer-term growth strategy include:
•Obtain 510(k) clearance of CapsoCam Colon. We have developed our next pipeline product, CapsoCam Colon, for visualization of the colon and detection and measurement of polyps. In addition to having a 360° panoramic lateral view, it incorporates deep learning AI for automated pathology detection of polyps and 3D-sensing technology to more accurately measure polyp sizes. We submitted the 510(k) application for our first generation CapsoCam Colon capsule to the FDA in June 2025 and received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize our resources for the development of our second generation CapsoCam Colon capsule, featuring improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the second generation CapsoCam Colon capsule. As of the date of this Annual Report, over 500 patients have been enrolled for the second arm pivotal study. We currently expects to submit the 510(k) application for the second generation CapsoCam Colon capsule to the FDA in the third quarter of 2026. There is no guarantee that the clinical results of any of our clinical trials will demonstrate the requisite performance needed to meet applicable regulatory requirements in order to obtain FDA clearance. Current indications for colon capsule endoscopy are limited to patients with evidence of lower-GI bleeding (such as a positive stool test) for whom the risk of colonoscopy or moderate sedation is significant and for patients who have had an incomplete colonoscopy, with adequate preparation. As a part of this 510(k) application, to increase the population of indicated patients, we intend to seek FDA clearance of expanded indications that remove the requirement for evidence of GI bleeding of lower GI origin for patients with major risks for colonoscopy or moderate sedation. Our 510(k) submission for the second generation of CapsoCam Colon and FDA review of our 510(k) applications may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all. Additionally, we intend to seek EU approval and commercialization for the second generation CapsoCam Colon capsule shortly after the FDA clearance. The global colon capsule endoscopy market is forecasted to reach approximately $311 million in 2030.4 This estimate only considers current products on the market and does not consider advanced products currently in development and/or awaiting approval for introduction into the market. We believe that our CapsoCam Colon, once FDA cleared and commercialized, will be a superior capsule endoscopy system that will expand the market for colon capsule endoscopy.
•Expand clinical use cases and accessories for CapsoCam Plus. In December 2024, we received 510(k) clearance of our CapsoCam Plus for pediatric use in children aged 2 years and above and telemedicine supervision (i.e., remote ingestion). Also, we are currently developing a capsule delivery device with full commercialization expected in the fourth quarter of 2026 for patients who are unable to swallow the capsule, many of whom are children. The capsule delivery device should enable faster penetration of the newly indicated pediatric market. We are also currently developing a patency capsule with tentative FDA 510(k) submission planned by the end of the second quarter of 2026, which is used primarily with Crohn’s disease patients to verify that a capsule endoscope can pass through the GI tract without retention at a stricture, a narrowing of the small bowel which can result from inflammation and scarring associated with Crohn’s disease.
•Continue to improve and innovate our GI-tract capsule endoscopy solution. Our research and development initiatives are focused on introducing enhancements and improvements aimed at increasing the value provided by our GI-tract capsule endoscopy solution. In particular, we are working on improvements to our CapsoCam, including a new lens and illumination optics with an increased field of
4 Grand View Research, Inc., “Capsule Endoscopy Market Estimates & Trend Analysis From 2018 to 2030,” an independent report commissioned by CapsoVision, Inc.

view, improved image quality and higher peak frame rate. For our AI assisted pathology detection technology, we plan to continue investing to (i) improve the pathology-detection and classification accuracy and the scope of our AI algorithms and (ii) apply AI, including large language models, to streamline the diagnostic and medical-report-generation processes, which in turn improves the efficiency and effectiveness of our healthcare provider customers. We also plan to continue making improvements to our CapsoCloud and CapsoView software.
•Expand into new indications and clinical use cases beyond small bowel and colon. In the first half of 2027, we plan to commence clinical studies of our CapsoCam’s accuracy in screening esophageal varices in cirrhotic patients with portal hypertension, subject to timely availability of sufficient funding and liquidity and/or potential adjustment of our clinical development priorities. Patients with cirrhosis who develop portal hypertension are at risk for complications, including bleeding from esophageal varices. Portal hypertension is the result of resistance to portal blood flow, which most often occurs in the liver and with increases in portal blood flow. When esophageal varices rupture, bleeding may be severe and life- threatening. There are approximately 5.5 million people in the U.S. with Cirrhosis.5 Up to 85% of cirrhotic patients at some point develop esophageal varices156, a significant clinical stage.7 Esophageal varices is one of the most common causes of acute upper gastrointestinal bleeding. Acute variceal bleeding is a potentially fatal complication of liver cirrhosis and represents an important economic and population health issue.8 We believe that our CapsoCam’s panoramic imaging is particularly well suited to visualizing the esophagus and measuring the size of varices, which may translate to significant improvement in sensitivity and staging accuracy. In the second quarter of 2026, we plan to commence feasibility studies of our CapsoCam’s accuracy in detecting abnormalities indicative of cancerous and precancerous pancreatic neoplasia (abnormal cell growth) by visualizing abnormalities of the duodenal papilla, subject to timely availability of sufficient funding and liquidity and/or potential adjustment of our clinical development priorities. A dilated, or unnaturally opened, duodenal papilla is correlated with GI tract content reflux into the pancreas duct and pancreatic neoplasia and may indicate the presence of, or elevated risk of developing, serious abnormalities like pancreatitis or a tumor of the pancreas. The CapsoCam has detected the duodenal papilla (Ampulla of Vater) at a higher rate than non-panoramic systems in prior studies. For example, a 2024 retrospective study was conducted at a single Japanese center with 33 patients ingesting the CapsoCam Plus and another random sample of propensity-score-matched patients ingesting the Medtronic PillCam SB3. Physician video readers observed the duodenal papilla at a significantly higher rate using the CapsoCam Plus (82% vs. 15%, p < 0.001).9 There is currently no effective screening for pancreatic cancer. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. The Company expects to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going
5 https://gi.org/topics/liver-cirrhosis/
6 Socrate Pallio, et al. Diagnosis and Management of Esophagogastric Varices. Diagnostics 2023, 13, 1031.
7 D’Amico G, Pasta L, Morabito A, et al. Competing risks and prognostic stages of cirrhosis: a 25-year inception cohort study of 494 patients. Aliment Pharmacol Ther. 2014; 39:1180–1193.
8 Socrate Pallio, et al. Diagnosis and Management of Esophagogastric Varices. Diagnostics 2023, 13, 1031.
9 Hirata, Issei; Tsuboi, Akiyoshi; Matsubara, Yuka; Sumioka, Akihiko; Takasago, Takeshi; Tanaka, Hidenori; Yamashita, Ken; Takigawa, Hidehiko; Urabe, Yuji; Oka, Shiro. Clinical usefulness and acceptability of small-bowel capsule endoscopy with panoramic imaging compared with axial imaging in Japanese patients. DEN Open. 2024 Jun 6 project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection.
Market Overview
Overview and Challenges of Visualizing Small Bowel and Detecting Small Bowel Pathologies
Diseases of the small bowel include obscure GI bleeding, chronic iron-deficiency anemia, Crohn’s disease, tumors, and polyposis.
Obscure GI bleeding is recurrent or persistent GI bleeding of uncertain origin. 5% of all GI bleeding is obscure GI bleeding. In approximately 80% of obscure GI bleeding cases, the origin is localized to the small bowel.10 Chronic iron-deficiency anemia is a condition in which blood lacks adequate healthy red blood cells. Red blood cells carry oxygen to the body’s tissues. Chronic iron-deficiency is the most common nutrient deficiency in the world and a significant common cause of anemia worldwide. Crohn’s disease is a type of inflammatory bowel disease that causes swelling and irritation of the tissues, called inflammation, in the digestive tract. This can lead to belly pain, severe diarrhea, fatigue, weight loss and malnutrition. Inflammation caused by Crohn’s disease can affect different areas of the digestive tract in different people. Crohn’s disease most commonly affects the end of the small intestine and the beginning of the large intestine. The inflammation often spreads into the deeper layers of the bowel. Crohn’s disease often begins in a person’s teens or twenties, though some patients experience symptoms even earlier.
Capsule endoscopy is the first-line modality for imaging the mucosa of the small bowel including the pathologies characterizing these diseases. Various methods of enteroscopy for reaching the entirety of the small bowel, which is approximately 20 feet long, are invasive, time consuming, and require a high level of skill from the operator of the endoscope. Enteroscopy is still required for biopsy or to provide certain therapies. For diagnostic visualization, however, capsule endoscopy is preferred given its simplicity, non-invasiveness, and relatively low cost.
After obtaining negative esophagogastroduodenoscopy and colonoscopy procedure results, capsule endoscopy of the small bowel is the first-line investigational procedure for obscure GI bleeding. The reported diagnostic yield of capsule endoscopy ranges from 30% to 70%, exceeding that of alternative diagnostic methods, such as push enteroscopy (which has a reported diagnostic yield estimated at approximately 31%), double-balloon enteroscopy (which has a reported diagnostic yield estimated at approximately 23%), and small-bowel series (which has a reported diagnostic yield estimated at approximately 5%). Capsule endoscopy has the additional advantage of non-invasiveness. Due to the often-intermittent nature of GI bleeding, performing capsule endoscopy within 14 days of a bleeding episode maximizes the diagnostic yield.11
The sources of bleeding found by capsule endoscopy include ulcers, vascular anomalies, tumors, polyps, and non-specific enteritis. Sometimes blood is detected without identifying a source lesion. Over one half of patients regularly taking non-steroidal anti-inflammatory drugs have small-bowel lesions with the potential to bleed. Capsule endoscopy identifies the type, location, and extent of lesions, and helps determine therapeutic interventions and monitor their effectiveness. The localization of lesions determines the route (upper or lower) of follow-on device-assisted enteroscopy.
Capsule endoscopy is indicated for patients with chronic iron-deficiency anemia when obscure GI bleeding is merely suspected, after obtaining negative esophagogastroduodenoscopy and colonoscopy procedure results. In particular, capsule endoscopy can be considered for patients with severe anemia—requiring blood transfusions, hemoglobin level <100 g/L, or persistent or recurrent iron-deficiency anemia despite iron replacement therapy.
10 Lee, Bo-In (2022). Indications and Contraindications of Small-bowel Capsule Endoscopy. In: Chun, H.J., Seol, SY., Choi, MG., Cho, J.Y. (eds) Small Intestine Disease. Springer, Singapore.
11 Lee, Bo-In (2022). Indications and Contraindications of Small-bowel Capsule Endoscopy. In: Chun, H.J., Seol, SY., Choi, MG., Cho, J.Y. (eds) Small Intestine Disease. Springer, Singapore.

Capsule endoscopy is also indicated for patients presenting with clinical features consistent with Crohn’s disease, after negative ileocolonoscopy and imaging studies. Capsule endoscopy has shown good sensitivity (91%-100%) and specificity (91%-92%) when using ileocolonoscopy as the reference test. A prospective study reported that capsule endoscopy aided Crohn’s disease diagnosis in 83% of cases, influenced decision making in 72%, and changed management in 78%.12 Capsule endoscopy can be used to provide additional information influencing disease management in patients with known Crohn’s disease, when ileocolonoscopy or imaging results do not fully explain the clinical presentation. It further can be used to assess mucosal healing or when Crohn’s disease is recurrent after colectomy.
Capsule endoscopy is recommended for ongoing surveillance of polyps in patients with intestinal polyposis syndromes, especially Peutz-Jeghers Syndrome. Hereditary polyposis syndromes (including Peutz-Jeghers Syndrome) present a significant risk of complications including bleeding and intussusception. Capsule endoscopy has better diagnostic yield than endoscopy for polyps beyond the duodenum. Capsule endoscopy also has demonstrated detection of more polyps and smaller polyps compared to other non-invasive imaging modalities, such as radiography or magnetic resonance enterography, and similar detection compared to device-assisted enteroscopy.13
Our Addressable Market Opportunity in Visualizing Small Bowel and Detecting Small Bowel Pathologies
The global capsule endoscopy market for the small bowel is forecasted to reach approximately $335 million in 2030. The U.S. capsule endoscopy market for the small bowel is forecasted to reach approximately $126 million in 2030.14
Overview and Challenges of Detecting Colon Polyps
A colon polyp is a clump of cells that forms on the lining of the colon. Most colon polyps are harmless, but, over time, some colon polyps develop into CRC. The size of a polyp is highly correlated with its risk of becoming cancerous.
Currently, optical colonoscopy, accompanied by polypectomy and biopsy, is considered the gold-standard for the detection of colorectal polyps and cancers. Each year in the U.S., there are approximately 153,000 new cases of CRC and approximately 53,000 deaths.15 It is widely accepted that CRC is among the most preventable, yet least-prevented cancers. CRC can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively.
Colon capsule endoscopy provides non-invasive visualization of the entire colon from the cecum to the rectum, and it has demonstrated good sensitivity and specificity for the detection of colon polyps. It is intended to be used for (a) patients after an incomplete optical colonoscopy with adequate preparation and a complete evaluation of the colon was not technically possible and (b) patients with evidence of GI bleeding of lower GI origin with major risks for colonoscopy or moderate sedation, but who can tolerate colonoscopy and moderate sedation in the event a clinically significant colon abnormality is identified on capsule endoscopy. As a part of our 510(k) application for our second generation CapsoCam Colon and to increase the population of indicated patients, we intend to seek
12 Enns, Robert A.; Hookey, Lawrence; Armstrong, David; Bernstein Charles N.; Heitman, Steven J; Teshima, Christopher; Leontiadis, Grigorios I.; Tse, Frances; Sadowski, Daniel. Clinical Practice Guidelines for the Use of Video Capsule Endoscopy. Gastroenterology. 2017 Feb;152(3):497-514.
13 Enns, Robert A.; Hookey, Lawrence; Armstrong, David; Bernstein Charles N.; Heitman, Steven J; Teshima, Christopher; Leontiadis, Grigorios I.; Tse, Frances; Sadowski, Daniel. Clinical Practice Guidelines for the Use of Video Capsule Endoscopy. Gastroenterology. 2017 Feb;152(3):497-514.
14 Grand View Research, Inc., “Capsule Endoscopy Market Estimates & Trend Analysis From 2018 to 2030,” an independent report commissioned by CapsoVision, Inc.
15 https://www.cancer.org/cancer/types/colon-rectal-cancer/about/key-statistics.html

FDA clearance of expanded indications that remove the requirement for evidence of GI bleeding of lower GI origin for patients with major risks for colonoscopy or moderate sedation.
Incomplete colonoscopies are reported at rates from 4% to 25%. Of these, approximately half result from inadequate bowel preparation and otherwise due to the tortuosity of the colon, adhesions from previous surgeries, angulation, fixation of bowel loops, diverticulosis, or ineffective sedation. A large multicenter study found that 50% of screening patients had a significant dysplastic lesion in the proximal colon. The risk of proximal cancer is 2 times greater when colonoscopy is incomplete.16 A complete colonoscopy can often be achieved in a second attempt, especially by highly skilled endoscopists employing specialized equipment and techniques, taking extra time, and choosing an appropriate sedation. However, often a non-invasive procedure to visualize the proximal colon is preferred. Computed tomography colonography (“CTC”) and colon capsule endoscopy are both non-invasive options. CTC, also referred to as virtual colonoscopy, is an imaging examination of the entire colon and rectum. CTC uses computed tomography to acquire images and advanced two-dimensional and three-dimensional image display techniques for interpretation. Following incomplete colonoscopy, compared to CTC, colon capsule endoscopy has demonstrated a 61.5% higher diagnostic yield for polyps greater than 5mm and 3 times greater for all polyps.17 In a multicenter prospective study, among 286 analyzable subjects of average risk in a screening population, the sensitivity for polyps greater than or equal to 6mm for colon capsule endoscopy was 78.2% compared to only 26.8% for CTC.18
Many patients have an elevated risk for colonoscopy or the moderate sedation that typically accompanies it. For them, the risk of a screening or surveillance colonoscopy may not be justified without prior evidence that a significant lesion requiring polypectomy is present. Colon capsule endoscopy is a non-invasive low-risk procedure that does not require sedation. It may be used as a preliminary test to determine if a significant polyp is present. However, colon capsule endoscopy is not yet widely used for these patients. A major reason may be that the labeled indications stipulate that these patients have evidence of bleeding from a lower GI origin, such as a positive stool test, prior to colon capsule endoscopy. In most cases, after a positive stool test, providers in the U.S. are likely to refer patients to colonoscopy directly, with colon capsule endoscopy reserved for those cases where the patient refuses colonoscopy or the risk associated with colonoscopy or sedation is especially high.
Our Addressable Market Opportunity in Colon Capsule Endoscopy
The global colon capsule endoscopy market is forecasted to reach approximately $311 million in 2030.19 This estimate only considers current products on the market and does not consider advanced products currently in development and/or awaiting approval for introduction into the market. We believe that our CapsoCam Colon, once FDA cleared and commercialized, will be a superior capsule endoscopy system that will expand the market for colon capsule endoscopy.
Other Potential Opportunities
In the first half of 2027, we plan to commence clinical studies of our CapsoCam’s accuracy in screening esophageal varices in cirrhotic patients with portal hypertension, subject to timely availability of sufficient funding
16 Franco, Diana L.; Leighton, Jonathan A.; Gurudu, Suryakanth R. Approach to Incomplete Colonoscopy: New Techniques and Technologies. Gastroenterol Hepatol (N Y). 2017 Aug;13(8):476-483.
17 Deding, Ulrik; Kaalby; Lasse; Bøggild, Henrik; Plantener, Eva; Wollesen, Mie K; Kobaek-Larsen, Morten; Hansen, Siri J.; Baatrup, Gunnar. Colon Capsule Endoscopy vs. CT Colonography Following Incomplete Colonoscopy: A Systematic Review with Meta-Analysis. Cancers (Basel). 2020 Nov 13;12(11):3367.
18 Cash, Brooks D; Fleisher, Mark R.; Fern, Steven; Rajan, Elizabeth; Haithcock, Robyn; Kastenberg, David M; Pound, David; Papageorgiou Neofytos P; Fernández-Urién Ignacio; Schmelkin Ira J; Rex Douglas K. Multicentre, prospective, randomised study comparing the diagnostic yield of colon capsule endoscopy versus CT colonography in a screening population (the TOPAZ study). Gut. 2021 Nov;70(11):2115-2122. DOI:10.1136/gutjnl-2020-322578
19 Grand View Research, Inc., “Capsule Endoscopy Market Estimates & Trend Analysis From 2018 to 2030,” an independent report commissioned by CapsoVision, Inc.

and liquidity and/or potential adjustment of our clinical development priorities. Patients with cirrhosis who develop portal hypertension are at risk for complications, including bleeding from esophageal varices. Portal hypertension is the result of resistance to portal blood flow, which most often occurs in the liver and with increases in portal blood flow. When esophageal varices rupture, bleeding may be severe and life threatening. There are approximately 5.5 million people in the U.S. with Cirrhosis.20 Up to 85% of cirrhotic patients at some point develop esophageal varices21, a significant clinical stage.22 Esophageal varices is one of the most common causes of acute upper gastrointestinal bleeding. Acute variceal bleeding is a potentially fatal complication of liver cirrhosis and represents an important economic and population health issue.23 Esophageal varices screening or surveillance is typically conducted for decompensated cirrhosis or compensated but liver stiffness > 20 KPa or platelet count < 150,000/mL (CSPH).24 Traditional endoscopy poses a risk for rupture of the varices and an increased risk of sedation-related complications typical of those with liver cirrhosis25, with potential medicolegal implications. Medicare reimbursement is indicated as an alternative to endoscopy for suitable patients with CSPH, for example those anticipated to tolerate adequate doses of beta-blockers to alleviate CSPH if varices are detected or those who cannot tolerate traditional endoscopy or when endoscopic procedures may be inappropriate or contraindicated. Despite the potential benefits of capsule endoscopy to screen for varices, the Medtronic PillCam is not widely used for this purpose, mostly because the sensitivity is insufficient. In a prospective study with 330 cirrhotic patients with no known esophageal varices, only 64% of those with varices detected by endoscopy were correctly diagnosed and correctly staged by the PillCam.26 We believe that our CapsoCam’s panoramic imaging is particularly well suited to visualizing the esophagus and measuring the size of varices, which may translate to significant improvement in sensitivity and staging accuracy.
Further, in the second quarter of 2026, we plan to commence feasibility studies of our CapsoCam’s accuracy in detecting abnormalities indicative of cancerous and precancerous pancreatic neoplasia (abnormal cell growth) by visualizing abnormalities of the duodenal papilla, subject to timely availability of sufficient funding and liquidity and/or potential adjustment of our clinical development priorities. A dilated, or unnaturally opened, duodenal papilla is correlated with GI tract content reflux into the pancreas duct and pancreatic neoplasia and may indicate the presence of, or elevated risk of developing, serious abnormalities like pancreatitis or a tumor of the pancreas. The CapsoCam has detected the duodenal papilla (Ampulla of Vater) at a higher rate than non-panoramic systems in prior studies. For example, a 2024 retrospective study was conducted at a single Japanese center with 33 patients ingesting the CapsoCam Plus and another random sample of propensity-score-matched patients ingesting the Medtronic PillCam SB3. Physician video readers observed the duodenal papilla at a significantly higher rate using the CapsoCam Plus (82% vs. 15%, p < 0.001).27 Another retrospective single-center study in Austria compared the detection of the duodenal papilla in 516 CapsoCam Plus, 803 Medtronic PillCam, and 315 IntroMedic MiroCam procedures from 2012-2018 and observed an 82% detection rate for CapsoCam Plus and an average of 10% detection rate for PillCam and MiroCam. According to the ACS, pancreatic cancer is estimated to be diagnosed in 67,530 patients in the U.S. in 2026, and approximately 52,740 patients are estimated to die from it. Due to the asymptomatic early stages, in most cases this disease is detected too late, making pancreatic cancer one of the most lethal malignant neoplasms. The overall 5-year survival rate is approximately 13%, which is the lowest survival rate of all cancer types. On the other hand, the 5-year survival rate is around 44% if the pancreatic cancer is still in the early stages at the time of diagnosis. A definitive diagnosis is currently made
20 https://gi.org/topics/liver-cirrhosis/
21 Socrate Pallio, et al. Diagnosis and Management of Esophagogastric Varices. Diagnostics 2023, 13, 1031.
22 D’Amico G, Pasta L, Morabito A, et al. Competing risks and prognostic stages of cirrhosis: a 25-year inception cohort study of 494 patients. Aliment Pharmacol Ther. 2014; 39:1180–1193.
23 Socrate Pallio, et al. Diagnosis and Management of Esophagogastric Varices. Diagnostics 2023, 13, 1031.
24 Socrate Pallio, et al. Diagnosis and Management of Esophagogastric Varices. Diagnostics 2023, 13, 1031.
25 Socrate Pallio, et al. Diagnosis and Management of Esophagogastric Varices. Diagnostics 2023, 13, 1031.
26 Sacher-Huvelin S, Cales P, Bureau C, et al. Screening of esophageal varices by esophageal capsule endoscopy: results of a French multicenter prospective study. Endoscopy. 2015; 47:486–92.
27 Hirata, Issei; Tsuboi, Akiyoshi; Matsubara, Yuka; Sumioka, Akihiko; Takasago, Takeshi; Tanaka, Hidenori; Yamashita, Ken; Takigawa, Hidehiko; Urabe, Yuji; Oka, Shiro. Clinical usefulness and acceptability of small-bowel capsule endoscopy with panoramic imaging compared with axial imaging in Japanese patients. DEN Open. 2024 Jun 6 through a series of investigations, including imaging scans, blood tests and biopsy, which are usually only performed in symptomatic patients. There is currently no effective screening for pancreatic cancer. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. The Company expects to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection.

Despite its advantages, colon capsule endoscopy has not yet been granted approval for a CRC screening indication in the U.S., and is not widely used for screening in other markets. Although many studies suggest that colon capsule endoscopy has polyp-detection accuracy similar to that of a colonoscopy, the quantity of high-quality evidence establishing its effectiveness in a screening population is currently considered insufficient.28 Colon capsule endoscopy adoption is also hindered by a relatively high percentage of procedures that do not afford complete visualization of the colon, due to inadequate bowel preparation or a battery life shorter than the GI transit time. In many cases, significant polyps detected by colon capsule endoscopy are not detected during subsequent colonoscopy.29 In part, this reflects the imperfect sensitivity of colonoscopy.30
Colon capsule endoscopy has advantages relative to other non-invasive tests that are used for CRC screening. Compared to CTC, colon capsule endoscopy has demonstrated superior polyp detection accuracy and diagnostic yield. Stool tests and blood tests have demonstrated good sensitivity for cancer, but sensitivity for advanced precancerous lesions is under 50%. Relatively high false-positive rates for multi-targeted stool DNA tests, such as Cologuard, lead to unnecessary colonoscopies. In a study with over 10,000 average-risk screening patients, advanced neoplasia was not detected by colonoscopy in 75% of Cologuard-positive cases.31
We believe the large, underserved population of unscreened and inadequately screened patients represents a significant opportunity for our CapsoCam Colon capsule endoscopy solution. CRC is the second leading cause of cancer deaths in the U.S. and the leading cause of cancer deaths in the U.S. among non-smokers. Each year in
28 See (1)Vuik, Fanny ER; Nieuwenburg, Stella AV; Moen, Sarah; Spada, Cristiano; Senore, Carlo; Hassan, Cesare; Pennazio, Marco; Rondonotti, Emanuele; Pecere, Silvia; Kuipers, Ernest J; Spaander, Manon CW. Colon capsule endoscopy in colorectal cancer screening: a systematic review. Endoscopy. 2021 Aug;53(8):815-824. DOI: 10.1055/a-1308-1297; (2) Deding, Ulrik; Kaalby; Lasse; Bøggild, Henrik; Plantener, Eva; Wollesen, Mie K; Kobaek-Larsen, Morten; Hansen, Siri J.; Baatrup, Gunnar. Colon Capsule Endoscopy vs. CT Colonography Following Incomplete Colonoscopy: A Systematic Review with Meta-Analysis. Cancers (Basel). 2020 Nov 13;12(11):3367.
29 Rex, Douglas K; Adler, Samuel N; Aisenberg, James; Burch, Wilmot C Jr; Carretero, Cristina; Chowers, Yehuda; Fein, Steven A; Fern, Steven E; Fernandez-Urien Sainz, Ignaico; Fich, Alexander; Gal, Eyal; Horlander Joh C Sr; Isaacs, Kim L; Kariv, Revital; Lahat, Adi; Leung, Wai-Keung; Malik, Pramond; Morgan, Doug; Papageorgiou, Neofytos; Romeo, David P; Shah Smita S; Waterman Matti. Accuracy of capsule colonoscopy in detecting colorectal polyps in a screening population. Gastroenterology. 2015 May;148(5):948-957.e2. doi: 10.1053/j.gastro.2015.01.025
30 Zhao, Shengbing; Wang, Shuling; Pan, Peng; Xia, Tian; Chang, Xin; Yang, Xia; Guo, Liliangzi; Meng, Qianqian; Yang, Fan; Qian, Wei; Xu, Zhichao; Wang, Yuanqiong; Wang, Zhijie; Gu, Lun; Wang, Rundong; Jia, Fangzhou; Yao, Jun; Li, Zhaoshen; Bai, Yu. Magnitude, Risk Factors, and Factors Associated With Adenoma Miss Rate of Tandem Colonoscopy: A Systematic Review and Meta-analysis. Gastroenterology. 2019 May;156(6):1661-1674.e11. doi: 10.1053/j.gastro.2019.01.260
31 For FIT test, see Imperiale, Thomas F.; Ransohoff, David F.; Itzkowitz, Steven H.; Levin, Theodore R; Lanvin, Philip;Lidgard, Graham P. Multitarget Stool DNA Testing for Colorectal-Cancer Screening. N Engl J Med. 2014 April 13. DOI: 10.1056/NEJMoa1311194 For blood test, see Chung, Daniel C; Gray, Darrell M.; Singh, Harminder; Issaka, Rachel B.; Raymond, Victoria M.; Eagle, Craig; Hu Sylvia; Chudova, Darya I.; Talasaz AmirAli; Greenson, Joel K.; Sinicrope Frank A.; Gupta, S,amir;Grady, William M. A Cell-free DNA Blood-Based Test for Colorectal Cancer Screening. N Engl J Med. 2024 Mar 14;390(11):973-983. DOI: 10.1056/NEJMoa2304714.

the U.S., there are approximately 153,000 new cases of CRC and approximately 53,000 deaths.32 It is widely accepted that CRC is among the most preventable, yet least-prevented cancers. CRC can take up to 10-15 years to progress from a pre-cancerous lesion to metastatic cancer and death. Patients who are diagnosed early in the progression of the disease—with pre-cancerous lesions or early-stage cancer—are more likely to have a complete recovery and to be treated less expensively. The ACS recommends that men and women over the age of 45 receive an optical colonoscopy every 10 years or other structural test, such as sigmoidoscopy or CTC, every 5 years or alternatively, a multi-targeted stool DNA test, such as Cologuard, should be performed every 3 years, or other stool-based test, such as FIT or FOBT, should be performed every year. The U.S. colon screening, diagnostic, and surveillance market is forecasted to reach approximately $21.8 billion in 2030.33
In the future, we intend to conduct clinical studies to support FDA approval of a premarket approval application (“PMA”) for use of CapsoCam Colon as a method for non-invasive detection of cancer and pre-cancerous lesions in the colon. In other words, we would like to seek FDA approval of CapsoCam Colon as a screening test for both the potential prevention of and the detection of cancer.
Our Solutions
CapsoCam Plus
Our CapsoCam Plus capsule endoscopy system is intended for visualization of the small bowel mucosa, to detect abnormalities of the small bowel in adults and children aged 2 years and above. Capsule endoscopy is the first-line modality for imaging the mucosa of the small bowel. After first launching our small bowel capsule in Europe in 2012, we launched in the U.S. in 2017, and as of December 31, 2025, our CapsoCam Plus has been used in more than 161,000 patients.
Key Benefits of CapsoCam Plus
We believe that our CapsoCam Plus is a superior capsule endoscopy system compared to competitor systems, both in how it captures and presents images of the GI tract and the clinical workflow and patient experience that it enables. The benefits delivered by the CapsoCam Plus include the following:
•Sole capsule endoscope with a 360° panoramic view available in the market. We believe our CapsoCam is the only capsule endoscope currently available in the market that captures a full 360° panoramic video, providing a complete view of the GI mucosa—unobstructed by folds and with complete coverage of the bending intestine’s inner curvature. Our CapsoCam houses four high-resolution cameras around the capsule circumference, and the images from each are stitched into a single panoramic image. Our competitors’ end-view systems have a camera at one end of the capsule, which affords a limited “tunnel view” when the capsule is in a straight section of the small bowel or a partial “wall view” of the outer curvature when it is in a curved section of the small bowel.
32 https://www.cancer.org/cancer/types/colon-rectal-cancer/about/key-statistics.html
33 Grand View Research, Inc., “Colon Screening Market Estimates & Trend Analysis From 2018 to 2030,” an independent report commissioned by CapsoVision, Inc.

Competitor’s “tunnel view” can miss inner curvature	CapsoCam’s direct mucosal view sees inner curvature
CapsoCam captures a complete 360° view of the GI mucosa:
Competitive capsules have a “tunnel view” in straight sections of the small bowel:

Competitive capsules have a partial wall view in curved sections of the small bowel:
•Telemedicine-enabled and zero-capex “wire-free” data collection. Our CapsoCam is a zero-capex solution for providers as it stores the entire video in onboard memory. In addition, patients are able to ingest our capsule in the comfort of their own homes, under the remote supervision of providers. The CapsoCam solution frees up exam-room schedules for providers and provides flexibility to administer capsules any day at any time. A provider’s practice can easily scale to multiple capsules per day with no added cost. In contrast, our competitors’ data recorder comprises a belt that must be worn close to the skin around the patient’s abdomen, which is connected by wires to a recorder module. We believe this system is an uncomfortable and inconvenient encumbrance for patients. In addition, this system is a burden for providers as it is a piece of capital equipment with upfront cost. The equipment must be recovered from the patient, cleaned and batteries recharged, before it is ready to be fitted for the next patient. The data must also be downloaded from the recorder to a computer, which takes additional time.

•Zero-capex remote data analysis via cloud-based platform. Our cloud-based platform, CapsoCloud, provides a flexible, trackable, streamlined, and capital-equipment-free workflow for providers in the U.S. By giving providers the ability following capsule retrieval to remotely access data obtained from the capsule endoscopy, CapsoCloud allows clinicians to track procedures and stream in vivo videos anywhere at their convenience, generate reports, store and manage patient data, and transfer data to third-party reading services. In contrast, our competitors’ data recorder equipment must be returned to the provider after the procedure.
Key Components of CapsoCam Plus
The principal component of the CapsoCam Plus capsule endoscopy system is a single-use ingestible capsule that acquires and stores video images in onboard memory while moving through the GI tract, propelled by natural peristalsis. The patient or an authorized caregiver retrieves the capsule after it is egested using the retrieval kit and may return it directly to the clinic, or, in the U.S., mail it in a pre-paid envelop to a CapsoVision-affiliated download center. Thereupon, the capsule is cleaned and disinfected and the procedure data is downloaded using the CapsoAccess system.

The components of a CapsoCam Plus capsule include the capsule housing, a lens module, the image sensor, the multichip package, an illumination system, a battery pack, a switch, the optical transceiver, and a printed circuit board assembly.

In particular, our CapsoCam Plus capsule consists of a diagnostic imaging system in a capsule housing. The four cameras within the image sensor share a single custom CMOS image sensor, and, as the capsule passes through the GI tract, they together capture a full 360° panorama of the GI tract and the high-resolution color images and other data are stored in the onboard flash memory. The multichip package contains 1.5 GB memory to store the procedure data and an application-specific integrated circuit for controlling the capsule and performing image processing functions, including image compression.

Specifications:

Length	30.5 mm
Diameter	11.3 mm
Mass	3.7 grams
Camera combined field of view	74° x 360°
Depth of field	0 to 18 mm
Video Format	JPEG color images
Video resolution	1152 x 212 pixels
Frame rate	Up to 20 fps, 3-5 fps per camera
Operating time (typical)	15-20 hours
The CapsoCam Plus procedure comprises the following steps:
i.Preparation. To ensure that the upper GI tract is free of food, the patient abstains from eating the morning of the procedure and may begin fasting at some point the prior day, depending on the physician’s instructions. A light dose of osmotic laxative is recommended to further clean the small bowel.
ii.Ingestion. The patient ingests the capsule with a glass of water under the clinician’s supervision. Unlike competing capsule endoscopy systems, the patient need not be fitted with a data recorder and the in-office procedure consists only of the capsule ingestion and instructing the patient on the retrieval process. In the U.S., the patient may swallow the capsule at home or another remote location with telemedicine supervision by the clinician. Removing the capsule from its package activates it. Once the patient has successfully swallowed the capsule, they are free to go about their day, and after an additional four hours of fasting, they may eat a light meal.
iii.Capsule Recovery. Patients place a rubber pan on the toilet to collect the capsule after excretion. When the patient next has a bowel movement, typically the next morning, they use the retrieval kit, CapsoRetrieve, to recover the capsule using a magnetic wand and package it for return to the clinic or to a data download center. The capsule is typically excreted within 3 to 30 hours after swallowing.
iv.Data Access. The Capsule Data Access system, CapsoAccess, is used to recover the procedure video from the capsule after it has been cleaned and disinfected, which may be done at the clinic if the patient returns the capsule there. Alternatively, the patient may use a pre-paid envelope to mail the capsule to an authorized download center where the data is accessed and transmitted via the Internet to the clinician.
v.Video Review. The physician reviews the procedure video and generates a report, using either CapsoView software or by streaming the video from CapsoCloud. CapsoCloud, a cloud-based software application, provides the physician the flexibility to review the procedure on any computer or Apple iPad connected to the Internet, at their convenience. CapsoCloud also stores the videos and reports, allows management and tracking of the procedure, and facilitates video review by third-party services or multiple physician colleagues.
CapsoRetrieve major elements—retrieval pan, magnetic wand, and capsule container:

CapsoAccess accesses procedure data from the CapsoCam Plus capsule after its retrieval:

CapsoCam Colon
We have developed our next pipeline product, CapsoCam Colon, for visualization of the colon and detection and measurement of polyps. We submitted the 510(k) application for our first generation CapsoCam Colon capsule to the FDA in June 2025 and received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize our resources for the development of our second generation CapsoCam Colon capsule, featuring improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the second generation CapsoCam Colon capsule. As of the date of this Annual Report, over 500 patients have been enrolled for the second arm pivotal study. We currently expects to submit the 510(k) application for the second generation CapsoCam Colon capsule to the FDA in the third quarter of 2026. As a part of this second 510(k) application and to increase the population of indicated patients, we intend to seek FDA clearance of expanded indications that remove the requirement for evidence of GI bleeding of lower GI origin for patients with major risks for colonoscopy or moderate sedation. There is no guarantee that the clinical results of any of our clinical trials will demonstrate the requisite performance needed to meet applicable regulatory requirements in order to obtain FDA clearance. Further, our 510(k) submission for the second generation of CapsoCam Colon and FDA review of our 510(k) applications may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all.
Key Benefits of CapsoCam Colon
We believe that our CapsoCam Colon, once FDA cleared, will be a superior capsule endoscopy system compared to competitor systems, both in how it captures and presents images of the GI tract and the clinical workflow and patient experience that it enables. The benefits delivered by the CapsoCam Colon include the following:
•Sole capsule endoscope with a 360° panoramic view. We believe our CapsoCam is the only colon capsule endoscope that captures a full 360° panoramic video, providing a complete view of the colon mucosa—unobstructed by folds and with complete coverage of the bending intestine’s inner curvature. Our CapsoCam houses four high-resolution cameras around the capsule circumference, and the images from each are stitched into a single panoramic image. Our competitors’ end-view systems have a camera at each end of the capsule, which affords a limited “tunnel view” and polyps may be hidden by pockets (haustra) between folds. Our CapsoCam, by contrast, has a panoramic view of the colon and can visualize polyps on folds or within the pockets (haustra) between folds. In addition, the inflatable balloon which extends the CapsoCam Colon capsule helps to stabilize its movement through the intestines, resulting in a smoother video.
CapsoCam captures a complete 360° view of the colon mucosa:
Competitive capsules have a “tunnel view” of the colon:

•Automated pathology detection due to usage of AI. We believe our CapsoCam Colon is the only colon capsule endoscopy system (subject to FDA clearance) that utilizes AI for automated polyp detection. Instead of reviewing the entire procedure video, clinicians can focus on those frames with suspected lesions, highlighted with a bonding box, reducing the time taken to review the video and making colon capsule endoscopy financially attractive to their practice. AI improves diagnostic yield and provides more consistent accuracy with reduced dependency on the experience level of the physician video reader and their level of fatigue and distraction. Without AI, physicians can overlook polyps captured in the video. In addition, CapsoCloud automatically accumulates patient data critical to develop and train improved AI-based lesion-detection and classification capabilities. We have an in-house AI development team of experts who will leverage archived patient data on CapsoCloud as it grows during commercial use of CapsoCam Colon to make ongoing improvements to the AI algorithm. In contrast, with competitor capsule endoscopy systems, the clinic downloads patient data from the data recorder and the manufacturer does not have ready access to that data.
•3D-sensing technology informs follow-on care decisions. Our CapsoCam Colon (subject to FDA clearance) also incorporates our proprietary 3D-sensing technology to more accurately measure polyp sizes. Polyp size is highly correlated with its risk of becoming cancer. No other capsule endoscope currently in the market has 3D-enabled measurement capability. With automated pathology detection and the ability to manually review video frames adjacent to an identified polyp, physicians can more confidently decide that patients with small (e.g., less than 6mm) polyps may forgo a follow-on colonoscopy, increasing the utility of the procedure for healthcare providers and patients alike.
•Telemedicine-enabled and zero-capex “wire-free” data collection. Our CapsoCam is a zero-capex solution for providers as it stores the entire video in onboard memory. In contrast, our competitors’ data recorder comprises a belt that must be worn close to the skin around the patient’s abdomen, which is connected by wires to a recorder module. We believe this system is an uncomfortable and inconvenient encumbrance for patients. In addition, this system is a burden for providers as it is a piece of capital equipment with upfront cost. The equipment must be recovered from the patient, cleaned and batteries recharged, before it is ready to be fitted for the next patient. The data must also be downloaded from the recorder to a computer, which takes additional time. With no data recorder, our CapsoCam frees up exam-room schedules for providers and provides flexibility to administer capsules any day at any time. A provider’s practice can easily scale to multiple capsules per day with no added cost.

•Zero-capex remote data analysis via cloud-based platform. Our cloud-based platform, CapsoCloud, provides a flexible, trackable, streamlined, and capital-equipment-free workflow for providers in the U.S. In contrast, our competitors’ data recorder equipment must be returned to the provider after the procedure. Following the commercial launch of our CapsoCam Colon solution, providers will initially utilize CapsoCloud to download in vivo videos for remote review. Within one year of commercial launch, we plan to introduce user-friendly streaming functions to facilitate via CapsoCloud remote in vivo video review, procedure report generation and image annotation.
•Panenteric capsule. CapsoCam Colon is a panenteric capsule which, when programmed with slightly different operating parameters, can be used to visualize both the small bowel and the colon in one procedure for the evaluation of Crohn’s disease, ulcerative colitis, irritable bowel syndrome and obscure GI bleeding.
Key Components of CapsoCam Colon
The principal component of the CapsoCam Colon capsule endoscopy system is a single-use ingestible capsule that acquires and stores video images in onboard memory while moving through the GI tract, propelled by natural peristalsis. The patient or an authorized caregiver retrieves the capsule after it is egested using the retrieval kit and may return it directly to the clinic, or, in the U.S., mail it in a pre-paid envelop to a CapsoVision-affiliated download center. Thereupon, the capsule is cleaned and disinfected and the procedure data is downloaded using the CapsoAccess system.
The components of a CapsoCam Colon capsule include the capsule housing, a balloon, a shell, a lens module, the image sensor, the multichip package, an illumination system, a structured-light projector, a battery pack, a switch, the optical transceiver and a printed circuit board assembly.

In particular, our CapsoCam Colon capsule consists of a diagnostic imaging system in a capsule housing with an attached inflatable balloon, where the inflatable balloon is protected by an outer dissolvable shell covering only the balloon end of the camera capsule. Once inside a liquid environment, the shell softens and dissolves. When the balloon is fully inflated, typically after about 2-3 hours, the capsule is slightly buoyant, enabling it to move through the intestines more readily with flowing liquid, increasing the likelihood of a complete colon visualization.

Specifications:

Length (at ingestion / at max inflation)	32.6 mm / 38 mm
Diameter (at ingestion / at max inflation)	11.8 mm / 12.4 mm
Mass	3.8 grams
Camera combined field of view	74° x 360°
Depth of field	0 to 18 mm
Video Format	JPEG color images
Video resolution	1152 x 144 pixels
Frame rate	Up to 48 fps, 12 fps per camera
Operating time (typical)	24 hours
The CapsoCam Colon procedure comprises the following steps:
i.Preparation. The colon is cleansed with a preparation similar to that needed for a colonoscopy. The exact protocol is determined by the patient’s physician, but the recommended process comprises a low-residue diet for several days, clear liquids the day before and on the day of ingestion, and 4 liters of PEG osmotic laxative solution split between the night before and the morning of ingestion. Shortly before ingesting the capsule, the patient may be administered a prokinetic to speed the capsule’s transit through the stomach and small bowel.
ii.Ingestion. The patient ingests the capsule with a glass of water under the clinician’s supervision. Unlike competing capsule endoscopy systems, the patient need not be fitted with a data recorder and the in-office procedure consists only of the capsule ingestion and instructing the patient on the retrieval process. Where authorized, the patient may swallow the capsule at home or another remote location with telemedicine supervision by the clinician. Removing the capsule from its package activates it. The patient continues a clear-liquid diet until the capsule is egested or the following morning, whichever comes first. The patient drinks low-volume osmotic laxative boosters every few hours for a total of 2-4 doses, stopping if the capsule is egested. If the capsule has not yet been egested, a bisacodyl suppository in the evening and upon arising the next day is recommended.
iii.Capsule Recovery. Patients place a rubber pan on the toilet to collect the capsule after excretion. When the patient next has a bowel movement, they use the retrieval kit, CapsoRetrieve, to recover the capsule using a magnetic wand and package it for return to the clinic or to a data download center. The capsule is typically excreted within 1 to 24 hours after swallowing.
iv.Data Access. The Capsule Data Access system, CapsoAccess, is used to recover the procedure video from the capsule after it has been cleaned and disinfected, which may be done at the clinic if the patient returns the capsule there. Alternatively, the patient may use a pre-paid envelope to mail the capsule to an authorized download center where the data is accessed and transmitted via the Internet to the clinician.
v.Video Review. The physician reviews the procedure video and generates a report, using either CapsoView software or, when and where available, by streaming the video from CapsoCloud. Following the commercial launch of our CapsoCam Colon solution, providers will initially utilize CapsoCloud to download in vivo videos for remote review. Within one year of commercial launch, we plan to introduce user-friendly streaming functions to facilitate via CapsoCloud remote in vivo video review, procedure report generation and image annotation.
Clinical Development

CapsoCam Colon
Following the completion of our Pilot Study described below, in 2021, we commenced our pivotal study for CapsoCam Colon (described below). We submitted the 510(k) application for our first generation CapsoCam Colon capsule to the FDA in June 2025 and received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize our resources for the development of our second generation CapsoCam Colon capsule, featuring improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the second generation CapsoCam Colon capsule. As of the date of this Annual Report, over 500 patients have been enrolled for the second arm pivotal study. We currently expects to submit the 510(k) application for the second generation CapsoCam Colon capsule to the FDA in the third quarter of 2026.
As of the date of this Annual Report, the FDA has only authorized one colon capsule imaging system, the Medtronic PillCam COLON 2, introduced in 2014, which does not include any AI-driven analytics; and one AI-driven capsule endoscopy analysis software, the AnX Robotics NaviCam ProScan, introduced in 2023, which exclusively supports AnX Robotics’ small bowel capsule system. These devices will respectively serve as predicate devices for our second generation CapsoCam Colon 510(k) submission. In particular, to receive FDA clearance for our second generation CapsoCam Colon, the clinical results must demonstrate that:
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
Pivotal Study
First Arm. On June 10, 2025, we completed analyzing the data collected from the first arm of our pivotal study and have made our 510(k) submission seeking FDA clearance of our initial, first generation CapsoCam Colon capsule endoscope.
This study was a prospective, open label, pivotal study of the accuracy of CapsoCam Colon in detecting colonic polyps, using colonoscopy as the reference. Enrollment began in 2021 and was completed in October 2024. A total of 1,327 patients were enrolled at 20 sites throughout the U.S. The patient population were males and females between 45-75 years of age referred for colonoscopy. The study was designed to enroll sufficient subjects with clinically-significant colon polyps (≥6mm), accounting for sufficient polyp prevalence in the study population, which is necessary to evaluate the device performance in accordance with study endpoints, as discussed below.
The purpose of this pivotal study was to evaluate the safety and effectiveness of our CapsoCam Colon capsule endoscope system in the visualization of the colon and in the detection and size measurement of colonic polyps and to show that AI-based computer assisted detection improves the polyp-detection accuracy and efficiency of capsule video readers. In the study, each enrolled patient (i.e., patients who were otherwise scheduled to receive a colonoscopy under applicable standard of care) agreed for comparative purposes to (i) first, undergo a capsule endoscopy using the CaspsoCam Colon capsule and (ii) second, within a specified time period (typically, 3-6 weeks) undergo an optical colonoscopy, conducted per standard of care with administration by a GI at a medical facility and sedation as appropriate. The capsule video resulting from the capsule endoscopy was then interpreted by a video reader twice with a month’s separation: once relying solely on the video and once with the aid of AI recommendations. Following this, the results of the capsule endoscopy readings were compared to the findings of optical colonoscopy to evaluate diagnostic performance. If these comparative findings suggest that a clinically-significant polyp was missed in the colonoscopy (as determined by an independent Clinical Events Committee), a second colonoscopy may be recommended for the patient. Additional notable study activities and analyses following these initial activities are required, including the measurement and characterization of polyps detected within the study (e.g., to facilitate appropriate subject stratification for endpoint analysis and facilitate evaluation of size measurement accuracy) and the use of a subset of the study data to conduct a standalone performance assessment of the AI algorithm.
The pivotal study’s coprimary endpoints were (a) sensitivity of the CapsoCam Colon for detecting the presence in a patient of the largest polyp detected by optical colonoscopy if that polyp is ≥ 6mm, where a match is considered to have occurred if a polyp detected by the CapsoCam Colon is assessed as having a size within plus or minus 50% of the size of the polyp detected by optical colonoscopy and as having a location within the same or an adjacent colon segment and (b) specificity of the CapsoCam Colon for not detecting any polyp ≥ 6mm in a patient for whom optical colonoscopy did not detect any polyp ≥ 6mm.
The secondary endpoints included, among others, the sensitivity and specificity of non-AI assisted detection reading versus AI-assisted detection reading for polyps ≥ 6mm and for advanced neoplasia.
On June 10, 2025, we completed analyzing the data collected and made our filing with the FDA of our 510(k) Premarket Notification to seek marketing clearance for the first-generation CapsoCam Colon. We received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize its resources for the development of its second generation CapsoCam Colon capsule, featuring improved imaging quality and increased field of review with use of AI and better lens.
Second Arm. The second arm of the pivotal study (modeled after the first arm of the pivotal study) will evaluate the safety and effectiveness of our second-generation CapsoCam Colon capsule in a similar patient population expected to involve approximately 800 patients enrolled at up to 20 sites in the U.S. In the third quarter of 2025, we commenced enrollment of patients within the second arm. As of the date of this Annual Report, over 500 patients have been enrolled for the second arm pivotal study. We currently expects to submit the 510(k) application for the second generation CapsoCam Colon capsule to the FDA in the third quarter of 2026.
Pilot Study
Prior to the initiation of the pivotal study, we completed our pilot study for our CapsoCam Colon in 2021. That study was a prospective, open label, pilot study of the CapsoCam Colon capsule endoscope compared to optical colonoscopy. Enrollment began in January 2020 and was completed in February 2021. A total of 112 patients ingested the capsule at 5 sites in the U.S. and results from 105 patients were included in the analysis. The patient population were males and females between 50-75 years of age who had been referred for colonoscopy and had an increased risk for having colon polyps.
This was a non-significant risk pilot study designed to evaluate the safety and performance of the CapsoCam Colon capsule endoscope in patients who met the eligibility criteria and were scheduled for colonoscopy. This study was not statistically powered.
Primary Efficacy Assessments: Sensitivity/Specificity
The coprimary endpoints were (a) sensitivity of the CapsoCam Colon for detecting the presence in a patient of the largest polyp detected by optical colonoscopy if that polyp was ≥ 6mm, where a match was considered to have occurred if a polyp detected by the CapsoCam Colon was assessed as having a size within plus or minus 50% of the size of the polyp detected by optical colonoscopy and as having a location within the same or an adjacent colon segment and (b) specificity of the CapsoCam Colon for not detecting any polyp ≥ 6mm in a patient for whom optical colonoscopy did not detect any polyp ≥ 6mm.
Overall, across 105 patients and for polyps ≥ 6mm in size, with a prevalence of 21.9%, sensitivity was 84.8% (95% confidence interval (“C.I.”): 71.1-95.5%) and specificity was 92.7% (95% C.I.: 87.5-97.9%). Overall, for polyps ≥ 10mm in size, with a prevalence of 7.6%, sensitivity was 87.5% (95% C.I.: 57.9 – 100%) and specificity was 99.0% (95% C.I.: 78.5 – 100%).
Safety Analysis
There were no reports of device-related adverse events, serious adverse events or unanticipated adverse device effects across 112 patients. All events and observations reported in the pilot study were not related to the study or related to medications for bowel preparation or to the prokinetic boosters. There were no serious adverse events reported for bowel preparation or booster consumption. These results are supportive of the safety of the CapsoCam Colon.
CapsoCam Plus
We made 510(k) submission on December 26, 2025 for the use of AI in our small bowel capsule, CapsoCam Plus, targeting obtaining FDA clearance by the middle of 2026. We are targeting making EU submission in the second quarter of 2026 and obtaining EU clearance in the third quarter of 2026 for the use of AI in our small bowel capsule, CapsoCam Plus. The incorporation of AI technology into our GI-tract capsule endoscopy solution (including the associated software, CapsoCloud and CapsoView) requires appropriate FDA regulatory authorization, supported by requisite clinical and other studies, prior to its commercialization in the U.S. Under the FDA’s current regulatory framework, our capsule endoscopy solution and the AI technology are assessed separately, with each component falling under a different regulatory classification and subject to distinct regulatory requirements. This bifurcated approach, set by precedent, ensures that each component meets the necessary safety, effectiveness, and performance expectations. Our 510(k) submission and FDA review thereof may be delayed and we may not receive 510(k) clearance from the FDA on a timely basis or at all.
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
Sales, Marketing and Distribution
We primarily generate revenues from the sales of our CapsoCam Plus capsule to our customers, including gastroenterologists practicing in clinics and/or hospitals, which typically place their orders on a monthly or bimonthly basis, as well as our distributors. We engage our customers by using data mining platforms to identify potential customers, initiating their comprehensive evaluation of our CapsoCam capsule and solutions, followed by our strategic sales efforts that ensure a high retention rate. Our customer retention rate stands at approximately 90% for 2025, showcasing our commitment to customer satisfaction and loyalty.
We operate with two sales groups and conduct our marketing strategies differently: one for the U.S. market and one for the international market, each tailored to effectively serve different geographical markets. Our U.S. market sales group, primarily using a direct sales model, focuses on the U.S. domestic market. Our international market sales group is comprised primarily of qualified distributors responsible for selling to customers outside the U.S. Using distributors internationally allows us to extend our global reach and effectively penetrate diverse markets.

We are confident that our skilled sales force can be effectively leveraged to promote and distribute our CapsoCam Plus capsules and future CapsoCam capsules (including, once FDA cleared, our CapsoCam Colon capsules).
Our revenues for the years ended December 31, 2025 and 2024 totaled approximately $13.6 million and $11.8 million, respectively, representing a year-over-year growth of approximately 15%. In 2025 and 2024, international sales accounted for 21% and 23% of total revenue. Our average accounts receivable balance for 2025 was $2.0 million with 11% of our accounts receivable aged more than 60 days. As of December 31, 2025, we only had one customer representing more than 10% of our outstanding accounts receivable (with an accounts receivable balance of approximately $0.6 million).
U.S. Market
We currently market our CapsoCam Plus capsule endoscopy solution in the U.S. through a combination of our in-house sales team, integrated GPOs, and to a limited extent, select independent sales representatives. We intend to expand our direct sales force by increasing the number of sales employees and independent sales representatives and contractors. This strategic growth should enhance our market reach and drive higher sales performance. As of December 31, 2025, we had 28 full-time sales employees, including 4 sales directors and 23 territory managers covering all of the states in the U.S. We offer comprehensive training programs to our sales employees, sales representatives and contractors, aimed at enhancing sales performance and ensuring strict compliance with FDA regulations and any other applicable regulations.
Since the launch of our CapsoCam Plus capsule in 2017, we have endeavored to market our CapsoCam Plus capsule endoscopy solution effectively by leveraging the network outreach of independent sales representatives, who managed to bring our products to the attention of GI physicians across the U.S. Meanwhile, we also invested in building our in-house sales team by establishing the role of territory managers for overseeing and coordinating our sales effort in a specific state or states. We believe our hybrid marketing and sales team will enable our CapsoCam capsules to further penetrate into the healthcare market.
In-house Sales Team
We have built a dedicated team of sales directors and territory managers to promote our CapsoCam capsules. Based on our current sales output and strategic planning, we have put in place four regional sales directors, each overseeing a distinct region within the U.S. Our regional sales directors are responsible for supervising the work of territory managers within their region, providing them with technical support and training, as well as setting overall sales strategies for the region. Our regional sales directors are industry veterans who possess rich experience in medical device sales and distribution matters.
Our territory managers are our front-line sales persons who interact with physicians, clinics, hospitals and other healthcare providers on a daily basis. Utilizing the data-mining platforms we have procured, each of our territory managers generates a list of potential customers, and reaches out to introduce them to our CapsoCam capsule. After this introduction, subject to their protocols and practices, the potential customers will generally make an initial purchase of 5 to 10 capsules for evaluation, before placing subsequent orders. We provide constant assistance and monitoring throughout the customer evaluation process to answer questions, identify potential issues and obtain relevant feedback to a potential customer’s purchase decision. Following the evaluation process, we seek to onboard the customer, with customers typically ordering capsules, subject to their needs, on a monthly or bi-monthly basis and we strive to meet their expected timeline of delivery.
Our territory managers provide continued service and support to our customers, including periodic education of physicians, nurses and other healthcare providers about our capsule, feedback collection to understand and attend to any issues encountered in the course of using our capsule and CapsoCloud, and tracking any adverse events. As a result, we were able to secure a high customer retention rate of approximately 90% for 2025.

Independent Sales Representatives
We engage independent sales representatives to complement our in-house sales team. We pay our independent sales representatives commissions and bonuses, if eligible, based on their sales results. We discourage our independent sales representatives from concurrently representing our competitors in promoting similar products.
Marketing Methods
We also use various sales and marketing methods to generate awareness and demand for our CapsoCam Plus capsule, such as traditional marketing through direct sales, channel partners and trade shows as well as digital marketing through websites, social media, videos and organic and paid searches.
Sales Arrangement with GPOs
We have entered into agreements with several GPOs, which are organizations that leverage the collective purchasing power of their members, such as hospitals, clinics, and other healthcare providers, to negotiate favorable pricing and terms for medical products and services. Our arrangement with GPOs can significantly enhance our ability to meet the stringent requirements set by hospitals, clinics, and other healthcare providers. By leveraging the collective purchasing power and compliance expertise of GPOs, we can ensure adherence to industry standards and regulations more effectively. Under these agreements, the GPOs’ members may elect to purchase our CapsoCam capsules from us on a direct sale basis. During the term of these agreements, which typically ranges from two to three years and are subject to renewal, we are generally prohibited from entering into new contracts outside of these agreements with the GPOs’ members for our CapsoCam capsules. The agreements also contain firm pricing provisions, which may limit our ability to adjust our prices in response to market conditions or competitive pressures. However, we may offer bulk purchase options or special promotions to the GPOs’ members, subject to certain conditions and approvals. We also agree to provide the GPOs’ members with pricing, terms, and conditions that are equal or better than those offered to our other customers. In addition, we agree to negotiate in good faith to equitably adjust the pricing for any current products under the agreements if it is affected by any new technology. We pay administrative fees to the GPOs based on a percentage of sales for products their members purchase from us.
International Market
We initially began commercial sales in Europe in 2012 for our GI-tract capsule endoscopy solution (i.e., our small bowel capsule). Since then, we have expanded into other non-U.S. countries or regions, and our largest international shipping destinations now include France, Germany, and Canada. Our distributors typically have exclusivity in their respective country or territory. As of December 31, 2025, we had entered into distribution agreements with approximately 55 exclusive distributors in connection with multiple non-U.S. regions, including the European Union (“EU”), South and Central America, Asia, Australia, the Middle East and Africa, which respectively accounted for approximately 43%34, 9%, 4%, 3%, 6% and 5% of our total non-U.S. sales revenue in 2025. As of December 31, 2025, the total revenue generated from our top ten distributors, most of which are in the EU, accounted for approximately 72% of our total non-U.S. sales revenue. We also have one exclusive distributor for sales of our CapsoCam capsule for the veterinary market worldwide. Although we have historically utilized exclusive distributors to access various countries or regions, we may choose to implement a direct sales model. For example, (i) in 2023, we established a direct sales team in Germany to better serve our customers and strengthen our market presence in this key market and (ii) we are transitioning to a direct sales model in some pivotal countries, including the G7 countries, to enhance market penetration and drive growth.
For both our direct sales and distributor sales, we are responsible for obtaining and maintaining the regulatory permits for our current CapsoCam Plus capsule, future CapsoCam capsules and associated software, CapsoCloud and CapsoView, in the relevant countries and regions.
34 Including shipments to Aureliance, our authorized agent and importer in the EU and EEA.

Exclusive Distribution Agreements
We typically enter into exclusive distribution agreements with our international distributors, which typically specify the purchase price, payment terms, minimum purchase obligations, territory, term, renewal, termination, and other rights and obligations of the parties. The purchase price is usually agreed in the distribution agreement and may be revised through mutual agreement, taking into account the prevailing market prices. Such revision usually occurs no more than once per year. The payment terms vary depending on the distributor’s creditworthiness and performance, but generally range from 30 to 60 days from the date of invoice. The minimum purchase obligations are based on the projected sales volume and growth potential of the territory. The territory is defined as the country or region where the distributor has the exclusive right to sell and market our CapsoCam capsule endoscopy solution. The term of the distribution agreement is initially one to five years, and may be renewed for additional one to three years upon agreement or automatically, unless terminated earlier by either party for cause or convenience. Our exclusive distributors usually have the right of first offer for any new products that we develop.
We are responsible for the manufacturing, supply, packaging, and labeling of our CapsoCam capsules and for obtaining and maintaining the regulatory permit to manufacture and market our capsule endoscopy solution in the U.S. and other countries or regions where we export our products. We are also required to report any death, serious injury, or malfunction incidents involving our CapsoCam product to the relevant authorities and to conduct any necessary product recalls or corrective actions. Our distributors agree to supply us with any information and assistance related to such incidents and to comply with our instructions and policies regarding product safety and quality. Our distributors also agree to forward any customer and/or regulatory complaints or correspondence regarding our CapsoCam capsule endoscopy solution to us promptly and to cooperate with us in resolving any such issues.
We are prohibited from selling our CapsoCam capsules or engaging another distributor to sell our CapsoCam capsules in the territory of our exclusive distributors, unless we terminate the distribution agreement with the existing distributor. Our distributors are prohibited from advertising, marketing, or selling our CapsoCam capsules outside their territory or soliciting orders from persons or entities located outside their territory.
We may terminate our distribution agreements with our exclusive distributors for cause, such as breach of contract, failure to meet minimum purchase obligations, insolvency, or misconduct, or for convenience, subject to a prior notice period and a break-up fee based on the anticipated margin, if applicable. We also agree to honor our obligations to the distributor’s key customers (including governmental bodies) for a period of at least one year following the termination of the distribution agreement, unless we assign such obligations to a successor distributor.
Coverage and Reimbursement for CapsoCam
In the U.S., we derive substantially all of our revenue from gastroenterologists practicing in clinics and/or hospitals that use our CapsoCam Plus capsule endoscopy solution. These providers, in turn, bill third-party payers, including private insurers, Medicare, and Medicaid, for the services and items they provide to patients. The CapsoCam Plus enables our customers to operate under the existing reimbursement structure for optical capsule endoscopy of the small bowel, which has well-established reimbursement levels via CPT codes that varies by state. Subject to patient and provider compliance with guidelines around recommended procedures, government and commercial payers generally provide coverage for optical capsule endoscopy of the small bowel under this framework.
Similarly, our CapsoCam Colon, once FDA cleared, is expected to be covered under the existing reimbursement structure for colon capsule endoscopy for our initially indicated patient group, which has reimbursement levels via CPT codes.

Research and Development
We invest in research and development initiatives that are focused on introducing enhancements and improvements aimed at increasing the value provided by our GI-tract capsule endoscopy solution. Our solution is currently comprised of our CapsoCam Plus capsule for the small bowel, our planned CapsoCam Colon (subject to FDA clearance), CapsoCloud, our cloud-based platform, and our CapsoView software. In doing so, we hope to realize our vision of creating an ingestible capsule that, in a single convenient non-invasive procedure, cost-effectively screens and/or identifies multiple pathologies in a broad patient population. In particular, for CRC, we hope to screen for both cancerous and precancerous polyps and lesions, recognizing that early detection can assist in the prevention and treatment of CRC. Our research and development team includes hardware and software engineers with deep expertise in medical technology, optics, data science, AI, and cloud-based data and security architecture and individuals with extensive clinical development expertise.
Initial and recent research and development efforts focused on developing our first capsule endoscopy, the small bowel capsule (510(k) clearance received in 2016) and improved versions thereof (the current generation of which we refer to as CapsoCam Plus), development of our AI assisted pathology detection technology and improving on CapsoCam Plus to develop CapsoCam Colon (with 510(k) submission for the second generation of CapsoCam Colon targeted for the third quarter of 2026). CapsoCam Colon incorporates our self-developed AI technology and other multiple self-developed proprietary technologies designed to assist in effectively visualizing the colon and detecting and measuring polyps. In addition to having AI for automated pathology detection of polyps, it incorporates a 360° panoramic lateral view and 3D-sensing technology to more accurately measure polyp sizes. We are researching and developing improvements to our CapsoCam Plus capsule to incorporate our AI assisted pathology detection technology. We are working on improvements to our CapsoCam, including a new lens and illumination optics with an increased field of view, improved image quality and higher peak frame rate. For our AI assisted pathology detection technology, we plan to incorporate improvements designed to deliver increased sensitivity for identifying polyps and pre-cancerous lesions, reduced viewing times, enhanced usability of the polyp size measurement tool, improved camera dynamic range for a clearer view of dark areas and improvements to increase completion rates. We also plan to continue making improvements to our CapsoCloud and CapsoView software.
Certain of our research and development efforts may also include conducting and overseeing clinical studies and obtaining FDA clearance, which may or may not be granted.
We incurred approximately $18.3 million and $15.1 million in research and development expenses for the years ended December 31, 2025 and 2024, respectively. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Components of our Results of Operations — Operating Expenses.”
Manufacturing and Supply
We manage all aspects of manufacturing, supply chain and distribution of our GI-tract capsule endoscopy products from our headquarters in Saratoga, California. We manufacture our products using component suppliers and assembly manufacturers based in Asia. The critical components of our products, such as lens modules, CMOS image sensors, and ASICs are provided by single-source suppliers. In particular, our lens modules are sourced from Largan, a single supplier based in Taiwan who we have an over 17-year relationship with, our CMOS image sensors are sourced from Toshiba, a single supplier based in Japan who we have an over 11-year relationship with, and our ASICs are sourced from Moai/Speedbridge, suppliers based in Taiwan who we have, respectively, an over 11-year and 6-year relationship with. As a result of our long-standing relationships with these suppliers, we are able to source those component parts on favorable terms and within reasonable lead-times.
In particular, we have entered into a memorandum of understanding with Largan Precision Company, Ltd. (“Largan”), which is based in Taiwan, in May 2008, for the supply of lens modules for our first-generation capsules, pursuant to which we make purchases on a purchase order basis. The terms of the memorandum of understanding were subsequently amended in January 2010 (as amended, the “First Largan MOU”). In addition, we entered into another memorandum of understanding with Largan in October 2022, for the supply of lens modules for our second-generation capsules (together with the First Largan MOU, collectively, the “Largan MOUs”). Each Largan MOU was effective upon signing and will continue until terminated in accordance thereunder. Either party may terminate either Largan MOU for certain breaches of the agreement by the other party and that party fails to cure the breach within 45 days after notice of such breach from the terminating party.
We have also entered into a development agreement with Toshiba, which is based in Japan, in August 2013 (the “Toshiba Agreement”), for the development and supply of our CMOS image sensors, pursuant to which we make purchases on a purchase order basis. The Toshiba Agreement contains a provision, pursuant to which Toshiba may discontinue the supply of CMOS image sensors to us if we do not place purchase orders totaling more than a specified number of units in any consecutive 12 months. The Toshiba Agreement was effective upon signing and will continue until terminated in accordance thereunder. If Toshiba intends to discontinue supply of the CMOS image sensors to us, Toshiba must provide us with 12 months’ prior notice and obtain our approval. Either party may also immediately terminate the Toshiba Agreement upon written notice if any of the Force Majeure events (as defined therein) extends for a period in excess of 30 days.
We have also entered into a development and manufacturing agreement with Moai, which is based in Taiwan, in June 2014, for the supply of our ASICs, pursuant to which we make purchases on a purchase order basis. The terms of the development and manufacturing agreement were subsequently amended in March 2015 (as amended, the “Moai Agreement”) and supplemented in February 2020, pursuant to which Moai, the owner of the ASIC design, outsourced the maintenance and technical support functions to Speedbridge (the “Speedbridge Supplement”, and together with the Moai Agreement, the “Moai/Speedbridge Agreement”). The Moai/Speedbridge Agreement was effective upon signing and will continue until terminated in accordance thereunder. We may terminate the Moai/Speedbridge Agreement if Moai and/or Speedbridge (i) breach(es) certain quality requirements, (ii) fail(s) to manufacture products and/or provide services specified therein, or (iii) breach(es) or is/are unable to perform any of the agreements or obligations thereunder, and, in the case of (i) and (ii) above, the breach is not cured within 30 days after notice thereof. The Moai/Speedbridge Agreement prohibits Moai and/or Speedbridge (including any subsidiary or affiliate) from entering into or continuing any discussions to develop, make or otherwise commercialize any competing products during the term thereof and for a period ending on the first anniversary of the termination thereof.
Currently, assembled CapsoCam capsules are shipped from Taiwan to our U.S. facility where we complete the manufacturing process before distributing the capsules to our distribution network. Once the assembled products in test form are delivered to us, we are responsible for the testing, cleaning, packaging and labeling of our products at our headquarters in Saratoga, California.
We are also in the process of planning or implementing various mitigation measures to address supply chain risks (including qualifying a backup supplier for certain critical components and looking to build reserve supplies of capsules and critical components to address unanticipated delays).
Competition
We operate in a highly competitive industry. The medical device market, particularly in the area of diagnostic imaging and endoscopic procedures, is characterized by rapid technological advancements and the continuous introduction of new products. The competition that we face for our current and future GI-tract capsule endoscopy solutions will vary based on numerous factors including: the nature of the pathology(ies) or medical condition(s); the ease of use of our products; the relevant patient population and related indicated patients; available indicated means to diagnose or treat the pathology/condition and related accuracy, reliability and safety; patient considerations (such as adherence, comfort, safety, and convenience); provider considerations (such as clinical workflow and convenience); and economic and time considerations (such as cost, availability of third-party reimbursement and provider time required).
CapsoCam Plus (small bowel). The competition that we face for our small bowel CapsoCam Plus is primarily from traditional enteroscopy procedures performed by trained physicians in hospital or clinical settings and other capsule-based imaging solutions manufactured by companies such as Medtronic, IntroMedic, JinShan and Ankon. Those competitors include well-established companies with significant resources and brand recognition such as Medtronic, that are constantly developing and marketing innovative products that may offer superior features or lower costs. With respect to Medtronic, it also enjoys other competitive advantages including (i) a “first mover advantage” as the first manufacturer of a small bowel capsule endoscopy and a colon capsule endoscopy (described below); (ii) exclusive supply arrangements (sometimes up to three years) with some of the larger GI practices and hospitals (particularly in the Northeast region of the U.S.) which our sales team also targets; and (iii) greater brand recognition and financial resources.
The competitor capsule endoscopy systems currently available in the market (i) consist of capsules with end-view systems, providing only limited “tunnel” or partial “wall” views of the small bowel and (ii) utilize wired data recorders worn on the patients. As a result, providers are forced to incur upfront capital expenses and clinical workflow complications and patients experience discomfort and multiple clinical visits. We believe our CapsoCam Plus is a superior capsule endoscopy system, both in how it captures and presents images of the GI tract and the clinical workflow and patient experience that it enables. Our CapsoCam captures a full 360° panoramic video, providing a complete view of the GI mucosa—unobstructed by folds and with complete coverage of the bending intestine’s inner curvature, ultimately resulting in superior diagnostic yield. Also, our CapsoCam is a zero-capex “wire-free” data collection solution for providers as it stores the entire video in onboard memory. Following retrieval, our cloud-based platform, CapsoCloud, gives providers in the U.S. the ability to remotely access data from the cloud and stream in vivo videos anywhere at their convenience. Outside of the U.S., providers review procedure videos using CapsoView software (primarily due to foreign data privacy and access regulations).
CapsoCam Colon. The competition that we face for CapsoCam Colon is primarily from (i) procedure-based detection technologies such as optical colonoscopy, flexible sigmoidoscopy and CTC (or “virtual” colonoscopy); (ii) stool-based DNA tests such as Cologuard (initial FDA clearance in 2014); and (iii) other capsule-based imaging solutions like PillCam COLON 2 (initial FDA clearance in 2014). Other sources of competition include (a) other common CRC screening tests, such as the FOBT and the FIT, and (b) other screening technologies including liquid biopsy tests, such as Epi proColon (510(k) clearance received in 2016) and C-Scan (CE Mark obtained in 2019). Those competitors include well-established companies with significant resources such as Medtronic, and are constantly developing and marketing innovative products that may offer superior features or lower costs.
We believe that our CapsoCam Colon, once FDA cleared, will compare favorably to other available products and services. All other colorectal cancer detection methods in use today are constrained by some combination of poor sensitivity, poor adherence, or high cost. For example, colonoscopy requires advanced dietary restrictions and bowel cleansing, potential time away from work, someone to drive the patient home from the procedure and can also be uncomfortable, time-consuming, hazardous, and expensive. Fecal blood testing, including FIT testing, suffers from poor sensitivity, with only a 74% detection rate for cancer and 24% detection rate for advanced precancerous lesions. Stool tests and blood tests have demonstrated good sensitivity for cancer, but sensitivity for advanced precancerous lesions is under 50%. Relatively high false-positive rates for multi-targeted stool DNA tests, such as Cologuard, lead to unnecessary colonoscopies. In a study with over 10,000 average-risk screening patients, advanced neoplasia was not detected by colonoscopy in 75% of Cologuard-positive cases.35
Colon capsule endoscopy provides non-invasive visualization of the entire colon from the cecum to the rectum, and it has demonstrated good sensitivity and specificity for the detection of colon polyps. Currently, the only two competitor products that are available in the market for a limited subset of indicated patients have end-view systems and require wired data recorders to be worn on the body. We believe our CapsoCam Colon, once FDA cleared, will be a superior capsule endoscopy system, both in how it captures and presents images of the GI tract
35 For FIT test, see Imperiale, Thomas F.; Ransohoff, David F.; Itzkowitz, Steven H.; Levin, Theodore R; Lanvin, Philip;Lidgard, Graham P. Multitarget Stool DNA Testing for Colorectal-Cancer Screening. N Engl J Med. 2014 April 13. DOI: 10.1056/NEJMoa1311194 For blood test, see Chung, Daniel C; Gray, Darrell M.; Singh, Harminder; Issaka, Rachel B.; Raymond, Victoria M.; Eagle, Craig; Hu Sylvia; Chudova, Darya I.; Talasaz AmirAli; Greenson, Joel K.; Sinicrope Frank A.; Gupta, S,amir;Grady, William M. A Cell-free DNA Blood-Based Test for Colorectal Cancer Screening. N Engl J Med. 2024 Mar 14;390(11):973-983. DOI: 10.1056/NEJMoa2304714.

and the clinical workflow and patient experience that it enables. In addition to the competitive advantages described above for our CapsoCam Plus, which also apply to our CapsoCam Colon, CapsoCam Colon utilizes our self-developed AI for automated polyp detection and incorporates our proprietary 3D-sensing technology to more accurately measure the size of polyps in the GI tract.
CapsoCloud. Our cloud-based platform, CapsoCloud, provides a flexible, trackable, streamlined, and capital-equipment-free workflow for providers in the U.S. By giving providers the ability following capsule retrieval to remotely access data obtained from the capsule endoscopy, CapsoCloud (in connection with the CapsoCam Plus) allows clinicians to track procedures and stream in vivo videos anywhere at their convenience, generate reports, store and manage patient data, and transfer data to third-party reading services. Following the commercial launch of our CapsoCam Colon solution, providers will initially utilize CapsoCloud to download in vivo videos for remote review. Within one year of commercial launch, we plan to introduce user-friendly streaming functions to facilitate via CapsoCloud remote in vivo video review, procedure report generation and image annotation.
CapsoView. Outside of the U.S., providers review procedure videos using CapsoView software (primarily due to foreign data privacy and access regulations).
We might not be able to compete successfully in our market, particularly as we seek to obtain the required FDA clearance and seek to commercialize CapsoCam Colon. If our competitors introduce new diagnostic tests that compete with or surpass the accuracy, price or ease of use of our products, we may be unable to satisfy existing customers or attract new customers at the prices and levels that would allow us to generate attractive rates of return on our investment. Increased competition could result in price reductions and revenue shortfalls, loss of customers and loss of market share, which could harm our business, prospects, financial condition and operating results.
Government Regulation
Our products and operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our product candidates are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), as implemented and enforced by the FDA.
United States Regulation of Medical Devices
The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.
FDA premarket clearance and approval requirements
Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval (“PMA”) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness.
Class I includes devices with the lowest risk to the patient for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (the “QMSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, as well as any special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting and some implantable devices, devices that have a new intended use, or devices that use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA.
While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. The products we currently market are classified as Class II devices and have received FDA marketing authorization through the 510(k) clearance process.
510(k) Clearance marketing pathway
To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.
If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously-cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements. The PMA process requires that the manufacturer demonstrate that the device is safe and effective for its intended uses, which generally requires the submission of extensive data, including results from pre-clinical studies and human clinical trials. A PMA must also contain a full description of the device and its components, the methods, facilities, and controls used for manufacturing, and proposed labeling. The PMA process is burdensome, and in practice, the FDA’s review of a PMA application may take up to several years following initial submission. Alternatively, a manufacturer can request a risk-based classification determination for a novel device in accordance with the “de novo” process, described below. We currently do not market any medical devices pursuant to a PMA.
After a device receives 510(k) clearance or de novo classification, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo request or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained or a de novo request is granted. In these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.
De novo classification process
Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Manufacturers may request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not-substantially-equivalent determination. De novo classification requests are subject to the payment of user fees.
By statute, FDA is required to classify the device within 120 days following receipt of the de novo request, although the process may take significantly longer. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. If FDA grants the de novo request, the device may be legally marketed in the United States. However, the FDA may reject the request if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k) notification, determines that the device is not low-to-moderate risk, or determines that General Controls would be inadequate to control the risks and/or special controls cannot be developed. After a device receives de novo classification, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another de novo request or even PMA approval.
Medical device clinical trials
Clinical trials are sometimes required to support 510(k) or de novo submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or presents a potential for serious risk to a patient in some other way. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.
Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (the “IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the clinical study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials.
During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, such as strategic business decisions or a belief that the risks to study subjects may outweigh the anticipated benefits.
Expedited development and review programs
Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for PMA approval, 510(k) clearance and de novo classification. The program is available for medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device Designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff; use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device; opportunities for more efficient and flexible clinical study design; and prioritized review of premarket submissions. When reviewing Breakthrough Device Designation requests, the FDA may require a combination of literature or preliminary bench, animal or clinical data to demonstrate a reasonable likelihood of clinical and technological success. Receiving a Breakthrough Device Designation from the FDA does not guarantee that the FDA will grant marketing authorization for the device.
Post-market regulation
After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:
•establishment registration and device listing with the FDA;
•QMSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•requirements related to promotional activities;
•clearance or approval of product modifications to cleared devices or devices authorized through the de novo classification process that could significantly affect safety or effectiveness, or that would constitute a major change in intended use of such devices, or approval of certain modifications to PMA-approved devices;
•medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;

•correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.
Manufacturing processes for medical devices are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a medical device file and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QMSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.
The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions, among others:
•warning letters, untitled letters, it has come to our attention letters, fines, injunctions, consent decrees, and civil penalties;
•recalls, withdrawals, or administrative detention or product seizures;
•operating restrictions or partial suspension or total shutdown of production;
•refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•withdrawing 510(k) clearances or PMA approvals that have already been granted;
•refusal to grant export approvals for devices being shipped to foreign markets; or
•criminal prosecution.
We are also subject to regulation by the California Department of Public Health Food and Drug Branch (“FDB”) through the Medical Device Safety Program. We must maintain a California Medical Device Manufacturing license. Our facilities may be subjected to scheduled or unscheduled inspections by the FDB.
Healthcare Fraud and Abuse Laws
In the United States, we are subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws.
The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
The federal false claims laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.
In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program.
The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as business associates, independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.
The federal Physician Payments Sunshine Act ("Sunshine Act") was signed into law in 2010 as part of the Affordable Care Act and amended in 2018 with the SUPPORT Act. The Sunshine Act applies to (a) group purchasing organizations and (b) requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program ("Applicable Manufacturers"), with specific exceptions. Applicable Manufacturers must report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals such as physician assistants and nurse practitioners, and teaching hospitals, including ownership and investment interests held by physicians and their immediate family members. CMS has issued implementing regulations and the reported data is publicly available on the CMS Open Payments website.
Several states in which we operate have also adopted fraud and abuse laws similar to those described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.
Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement, and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.
Coverage and Reimbursement Regulation
In the United States, our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our products and related services. Use of the CapsoCam Plus is reimbursed under existing physician and hospital codes. We do not bill any third-party payers for the CapsoCam Plus. Instead, we invoice healthcare providers, and the cost is bundled into the reimbursement received by healthcare providers when the CapsoCam Plus is used. Failure by physicians, hospitals, and other users of our products to obtain adequate reimbursement from third-party payers for services performed with our products, or adverse changes in government and private third-party payers’ coverage and reimbursement policies, could adversely impact demand for our products.
Coverage and reimbursement for use of the CapsoCam Plus can differ significantly from payer to payer. Third-party payers are increasingly auditing and challenging the prices charged for medical products and services, with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payers must approve coverage for new or innovative devices before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payers.
In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payers regularly update reimbursement amounts and, from time to time, revise the methodologies used to determine reimbursement amounts. These changes include routine updates to payments to hospitals under the IPPS. These updates could directly impact the demand for our products.
We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industries to reduce the costs of products and services. Third-party payers are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, and exploration of more cost-effective methods of delivering healthcare. In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita (patient) basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.
As we also sell into international markets, we note that reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. In particular, in Europe, reimbursement is entirely regulated at member state level, varies significantly between countries, and member states are facing increased pressure to limit public healthcare spending. There can be no assurance that our products will be considered cost-effective by third party payers, that an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably. More and more, local, product-specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirements.

Healthcare Reform
The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.
The implementation of the Affordable Care Act (the “ACA”) in the United States, for example, substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly affected medical device manufacturers. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on its constitutionality.
Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2025, as part of the budget reconciliation process, the One Big Beautiful Bill Act included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.
We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.
Regulation of Medical Devices Outside the United States
Outside of the U.S., the regulation of medical devices is also complex. In Europe, for instance, products are subject to extensive regulatory requirements. In 2021, a new regulatory scheme for medical devices, the Medical Devices Regulation (“MDR”), became effective in EU member states. The MDR sets out the basic regulatory framework for medical devices in the EU and the European Economic Area (“EEA”) Countries. The MDR requires that medical devices may only be placed on the market if they are safe and effective and do not compromise safety and health when properly installed, maintained, and used in accordance with their intended purpose. The MDR has significant requirements for many medical devices, including requirements for clinical evidence and documentation, device identification and traceability, registration of economic operators throughout the distribution chain and post-market surveillance. The system of regulating medical devices operates by way of a certification for each medical device. Each certified device is marked with an EC certificate of conformity (“CE Mark”) which shows that the device has a Certificat de Conformité. There are national bodies known as Competent Authorities in each member state which oversee the implementation of the MDR within their jurisdiction. The means for achieving the requirements for the CE Mark vary according to the nature of the device. Devices are classified in accordance with their perceived risks, similarly to the U.S. system. The class of a product determines the conformity assessment required before the CE Mark can be placed on a product. Conformity assessments for our products are carried out as required by the MDR. Each member state can appoint Notified Bodies within its jurisdiction. If a Notified Body of one member state has issued a Certificat de Conformité, the device can be sold throughout the EU and the EEA without further conformance tests being required in other member states. The CE Mark is contingent upon continued compliance with the applicable regulations and the quality system requirements of the ISO 13485:2016 standard. Our current CE Mark is issued by TÜV Rheinland.
In some regions, the level of government regulation of medical devices is increasing, which can lengthen time to market and increase registration and approval costs. In many countries, the national health or social security organizations require products to be qualified before they can be marketed and considered eligible for reimbursement.
In many instances, global regulatory agencies have come together in an attempt to harmonize medical device regulatory requirements. In 2011, the regulatory agencies of the U.S., Canada, Brazil, Australia and Japan came together and established the International Medical Device Regulators Forum (the “IMDRF”). The IMDRF continues to grow and now has a management committee of regulatory agency representatives from 11 countries and affiliate members representing 7 countries. One example of the IMDRF harmonizing medical device regulatory requirements is the Medical Device Single Audit Program (the “MDSAP”), whereby a medical device manufacturer can have a single Quality Management System audit of their facility which covers the regulatory requirements of Australia, Brazil, Canada, Japan and the U.S. Instead of having periodic quality inspections from regulators of each of these countries, a single comprehensive inspection is performed. We are audited in compliance with the MDSAP.
Other regional groups working to harmonize regulatory requirements are the Asia-Pacific Economic Cooperation group, Global Harmonization Working Party and African Medical Devices Forum. While regulatory requirements are constantly evolving, regulatory agencies recognize the impact and are attempting to harmonize their efforts.
While the list of regulated countries continues to grow, many of the regulated countries leverage device approvals from the U.S. or Europe, meaning that the testing and clinical studies required to satisfy device safety and efficacy requirements of the U.S. and Europe, often carry over to other geographies.
Data Privacy and Security Laws
Numerous state, federal, and foreign laws, regulations, and standards govern the collection, use, disclosure, access to, confidentiality, and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our collaborators, third-party providers, and others upon whom we commercially rely upon. In the U.S., numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, and consumer protection laws and regulations govern the collection, use, disclosure and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
Intellectual Property
Intellectual property rights are important to us. We seek to protect our intellectual property and proprietary technologies through combined means, including by pursuing patent applications that cover our technologies and product candidates, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. We have developed, and are continuing to develop, a comprehensive intellectual property portfolio related to our capsule camera products and their portable usage, including structural and compartmental design, imaging mechanics and algorithms for optimizing the screening and detection performance.
Our success depends in part on our ability to: (a) obtain, maintain, protect and enforce intellectual property and other proprietary rights for our current and future technology, inventions, improvements, and know-how we consider important to our business, (b) preserve the confidentiality of our trade secrets, (c) defend and enforce our intellectual property rights, (d) prevent others from infringing, misappropriating, or violating our intellectual property and other proprietary rights, and (e) operate without infringing, misappropriating, or violating the intellectual property and other proprietary rights of others. Our objective is to seek to protect our proprietary position by, among other methods, pursuing and obtaining patent protection in the U.S. and in jurisdictions outside of the U.S. related to our proprietary technology, inventions, and improvements that are important to the development and implementation of our business. Our patent portfolio is intended to cover components of our products, as well as any other inventions that are important to our business. We also rely on trademarks, trade secrets, and know-how to develop and maintain our proprietary position.
As set forth in the tables below, our patent portfolio, as of December 31, 2025, contains over 140 issued patents worldwide with anticipated expiration dates and types as indicated. With respect to non-U.S. patents, the corresponding estimated expiration dates provided are anticipatory in nature. The actual expiration date of a non-U.S. patent can be subject to variations due to the complexities and nuances of individual country patent laws, regulations, and administrative practices, such as any applicable country specific term adjustment laws or regulations.

Jurisdiction	Title	Patent No.	Status	Date of Expiration	Type
US	In vivo autonomous camera with on-board data storage or digital wireless transmission in regulatory approved band	8073223	Issued	9/19/2026	Apparatus
US	Capture control for in vivo camera	7940973	Issued	9/19/2026	Apparatus and Method
US	Image capture control for in vivo autonomous camera	7792344	Issued	9/19/2026	Apparatus and Method
US	Onboard data storage and method	7495993	Issued	10/25/2026	Apparatus and Method
US	System and method for capsule camera with on-board storage	8472795	Issued	11/22/2026	Apparatus
US	Methods to compensate Manufacturing Variations and Design Imperfections in a Capsule Camera	9307233	Issued	1/9/2027	Method
US	Methods to compensate manufacturing variations and design imperfections in a display device	11019318	Issued	1/9/2027	Apparatus
US	Methods to compensate manufacturing variations and design imperfections in a display device	10499029	Issued	1/20/2027	Method
US	Systems and methods for capsule camera control	8213698	Issued	6/23/2027	Apparatus and Method
US	Panoramic imaging system	7817354	Issued	3/7/2028	Apparatus and Method
US	Lighting control for in vivo capsule camera	7796870	Issued	6/5/2028	Apparatus and Method
US	Detection of when a capsule camera enters into or goes out of a human body and associated operations	9025017	Issued	1/2/2029	Apparatus and Method
US	In vivo camera with multiple sources to illuminate tissue at different distances	8956281	Issued	5/29/2029	Apparatus and Method

Jurisdiction	Title	Patent No.	Status	Date of Expiration	Type
US	Retrieval pan	D737,959	Issued	9/1/2029	Design
US	In vivo autonomous camera with on-board data storage or digital wireless transmission in regulatory approved band	7983458	Issued	11/24/2029	Apparatus and Method
US	Detection of when a capsule camera enters into or goes out of a human body and associated operations	8187174	Issued	4/10/2030	Method
US	Capture control for in vivo camera	7974454	Issued	5/10/2030	Apparatus and Method
US	Multiple capsule camera apparatus and methods for using the same	9041785	Issued	6/1/2030	Apparatus and Method
US	Methods to compensate manufacturing variations and design imperfections in a capsule camera	8405711	Issued	6/14/2030	Method
US	System and method for multiple viewing-window display of capsule images	8150124	Issued	6/20/2030	Apparatus and Method
US	System and method for image enhancement of dark areas of capsule images	8150123	Issued	9/3/2030	Apparatus and Method
US	Capsule imaging system having a folded optical axis	9001187	Issued	9/25/2030	Apparatus
US	System and method for display of panoramic capsule images	8724868	Issued	10/3/2030	Apparatus and Method
US	Methods to compensate manufacturing variations and design imperfections in a capsule camera	9007478	Issued	10/29/2030	Apparatus and Method
US	Data communication between capsulated camera and its external environments	9285670	Issued	12/7/2030	Method
US	Multi-stream image decoding apparatus and method	8803961	Issued	1/12/2031	Apparatus and Method
US	In vivo image capturing system including capsule enclosing a camera	8773500	Issued	1/18/2031	Apparatus and Method
US	System and method for capsule camera with capture control and motion-compensated video compression	8165374	Issued	6/9/2031	Apparatus and Method
US	Imaging system having a folded optical axis	8717413	Issued	6/10/2031	Apparatus
US	In vivo camera with multiple sources to illuminate tissue at different distances	8636653	Issued	8/3/2031	Apparatus and Method
US	Multiple capsule camera apparatus and methods for using the same	8300091	Issued	8/31/2031	Apparatus and Method
US	Camera system with multiple pixel arrays on a chip	9118850	Issued	11/3/2031	Apparatus and Method
US	In vivo camera with multiple sources to illuminate tissue at different distances	10244929	Issued	2/5/2032	Apparatus and Method
US	Camera System with multiple Pixel Arrays On A Chip	9621825	Issued	4/12/2032	Apparatus
US	In vivo camera with multiple sources to illuminate tissue at different distances	11103129	Issued	2/2/2033	Apparatus and Method
US	System and Method for Displaying Annotated Capsule Images	9626477	Issued	4/16/2033	Apparatus and Method
US	Capsule orientation detection for capsule docking system with inductive power drive circuit	10159400	Issued	5/2/2033	Apparatus

Jurisdiction	Title	Patent No.	Status	Date of Expiration	Type
US	Optical docking system with inductive powering for capsule camera	10602913	Issued	5/2/2033	Apparatus
US	Docking system with inductive powering for capsule camera	10869594	Issued	5/2/2033	Apparatus
US	Docking system with inductive powering for capsule camera	10881282	Issued	5/2/2033	Apparatus
US	System and method for displaying bookmarked capsule images	10154226	Issued	9/30/2033	Apparatus and Method
US	System and Method for Displaying Annotated Capsule Images	9304669	Issued	3/1/2034	Apparatus and Method
US	Method of overlap-dependent image stitching for images captured using a capsule camera	9324172	Issued	5/19/2034	Method
US	Power source control for medical capsules	11129516	Issued	7/10/2034	Apparatus
US	Image sensor with integrated power conservation control	9357150	Issued	8/12/2034	Apparatus
US	In vivo capsule device with electrodes	10531786	Issued	8/20/2034	Apparatus
US	Reconstruction of images from an in vivo multi-camera capsule	10068334	Issued	5/28/2035	Method
US	Power source control for medical capsules	10206557	Issued	9/13/2035	Apparatus
US	Method and apparatus for endoscope with distance measuring for object scaling	10402992	Issued	10/16/2035	Apparatus and Method
US	Single image sensor for capturing mixed structured-light images and regular images	10447950	Issued	10/16/2035	Apparatus
US	Endoscope employing structured light providing physiological feature size measurement	10531074	Issued	10/16/2035	Apparatus and Method
US	Endoscope with images optimized based on depth map derived from structured light images	10624533	Issued	10/16/2035	Apparatus and Method
US	Single image sensor for capturing mixed structured-light images and regular images	10742909	Issued	10/16/2035	Apparatus and Method
US	Single image sensor for capturing mixed structured-light images and regular images	10785428	Issued	10/16/2035	Apparatus and Method
US	Method and apparatus of sharpening of gastrointestinal images based on depth information	10943333	Issued	10/16/2035	Apparatus and Method
US	Single image sensor for capturing mixed structured-light images and regular images	11102428	Issued	10/16/2035	Apparatus
US	Endoscope employing structured light providing physiological feature size measurement	11019327	Issued	10/16/2035	Method
US	Reconstruction with Object Detection for Images Captured from a Capsule Camera	9672620	Issued	12/18/2035	Method
US	Capsule orientation detection for capsule docking system with inductive power drive circuit	10010241	Issued	12/28/2035	Apparatus
US	Single image sensor control for capturing mixed mode images	10201266	Issued	1/28/2036	Apparatus and Method
US	Reconstruction of images from an in vivo multi-camera capsule with two-stage confidence matching	11116390	Issued	7/12/2037	Apparatus

Jurisdiction	Title	Patent No.	Status	Date of Expiration	Type
US	Single Image Sensor for Capturing Mixed Structured-light Images and Regular Images	9936151	Issued	3/9/2036	Method
US	Reconstruction of images from an in vivo multi-camera capsule with two-stage confidence matching	11120547	Issued	3/28/2036	Apparatus and Method
US	Method and apparatus of sharpening of gastrointestinal images based on depth information	11354783	Issued	4/15/2036	Apparatus and Method
US	Single image sensor for capturing mixed structured-light images and regular images	10484629	Issued	7/31/2036	Apparatus and Method
US	Method and apparatus for image stitching of images captured using a capsule camera	10943342	Issued	2/4/2037	Apparatus and Method
US	Capsule device having variable specific gravity	10098526	Issued	2/10/2037	Apparatus
US	Capsule device having variable specific gravity	RE48181	Issued	2/10/2037	Apparatus
US	De-ghosting of images captured using a capsule camera	10015372	Issued	3/18/2037	Apparatus and Method
US	Method of image processing and display for images captured by a capsule camera	11074672	Issued	4/19/2037	Apparatus and Method
US	Method and apparatus of lens alignment for capsule	10638920	Issued	6/30/2037	Apparatus and Method
US	Method and apparatus for estimating area or volume of object of interest from gastrointestinal images	10580157	Issued	8/4/2037	Apparatus and Method
US	Method and apparatus for estimating area or volume of object of interest from gastrointestinal images	10736559	Issued	8/4/2037	Apparatus and Method
US	Method and apparatus for area or volume of object of interest from gastrointestinal images	10346978	Issued	8/18/2037	Apparatus and Method
US	Capsule enteric coating for controlling balloon expansion start time	10674899	Issued	7/9/2038	Apparatus
US	Method and apparatus for capturing images and associated 3D model based on a single image sensor and structured-light patterns in the visible spectrum	10593055	Issued	9/12/2038	Apparatus and Method
US	Method and apparatus for travelled distance measuring by a capsule camera in the gastrointestinal tract	10506921	Issued	10/11/2038	Apparatus and Method
US	Method and apparatus for travelled distance measuring by a capsule camera in the gastrointestinal tract	10835113	Issued	10/11/2038	Apparatus and Method
US	Method and apparatus for detecting missed areas during endoscopy	11219358	Issued	3/2/2040	Apparatus and Method
US	Method and apparatus for leveraging residue energy of capsule endoscope	11612303	Issued	9/29/2041	Apparatus and Method
US	Method and apparatus for objective assessment of gastrointestinal conditions based on images captured in the GI tract	11948303	Issued	4/7/2042	Apparatus and Method
US	Method and Apparatus for Objective Assessment of Gastrointestinal Conditions based on Images Captured in the GI Tract	12490889	Issued	12/8/2045	Apparatus and Method

Jurisdiction	Title	Patent No.	Status	Date of Expiration	Type
Japan	In Vivo Sensor with Panoramic Camera	JP5,695,142B	Granted	12/19/2026	Method
Japan	In Vivo Sensor with Panoramic Camera	JP5,523,713B	Granted	12/19/2026	Apparatus
Japan	Multi-Stream Image Decoding Apparatus And Method	JP5,368,469B	Granted	11/26/2028	Apparatus
Japan	Method to Compensate Manufactoring Variation and Design Imperfections In A Capsule Camera	JP5,926,345B	Granted	12/12/2027	Apparatus and Method
Japan	Multi-Stream Image Decoding Apparatus And Method	JP5,592,358	Granted	3/30/2029	Apparatus and Method
Japan	Optical Wireless Docking System for Capsule Camera	JP6,177,315	Granted	5/2/2033	Apparatus
Japan	Power Source Control For Medical Capsulese	JP6,280,876	Granted	1/24/2033	Apparatus
Japan	Reconstruction of Images from an in Vivo Multi-Cameras Capsule	JP6,501,800	Granted	4/27/2035	Apparatus and Method
Japan	System and Method for Capsule Device with Multiple Phases of Density	JP6,510,591	Granted	10/22/2033	Apparatus
Japan	Methods to Compensate Manufacturing Variations and Design Imperfections In A Display Device	JP6,737,937	Granted	7/25/2036	Apparatus and Method
Japan	Methods to Compensate Manufacturing Variations and Design Imperfections In A Display Device	JP6,563,870	Granted	7/25/2036	Apparatus and Method
Japan	Single Image Sensor for Capturing Mixed Structured-light Images and Regular Images	JP6,803,908	Granted	9/22/2036	Method
Japan	Single Image Sensor for Capturing Mixed Structured-light Images and Regular Images	JP7,114,666	Granted	9/22/2036	Apparatus
Japan	Single Image Sensor for Capturing Mixed Structured-light Images and Regular Images	JP7,114,667	Granted	9/22/2036	Apparatus and Method
Japan	Camera System With Multiple Pixel Arrays On A Chip	JP5,368,469	Granted	11/26/2028	Apparatus
Japan	Endoscope Employing Structured Light Providing Physiological Feature Size Measurement	JP6,891,345	Granted	4/12/2038	Apparatus
Europe	Data communication between capsulated camera and its external environments	EP2198342	Granted	9/12/2028	Method
Europe	In vivo sensor with panoramic camera	EP1974240	Granted	12/19/2026	Apparatus and Method
Europe	Camera system with multiple pixel arrays on a chip	EP2225877	Granted	11/26/2028	Apparatus
Europe	Power source control for medical capsules	EP 2816946	Granted	1/24/2033	Apparatus
Europe	Capsule endoscopic docking system	EP 2858549	Granted	5/23/2033	Apparatus
Europe	Multi-stream image decoding apparatus and method	EP2291119	Granted	3/30/2029	Apparatus and Method
Europe	Optical wireless docking system for capsule camera	EP 2849627	Granted	5/2/2033	Apparatus
Europe	Power source control for medical capsules	EP 3272270	Granted	1/24/2033	Apparatus
Europe	In vivo camera with multiple sources to illuminate tissue at different distances	EP 2299895	Granted	6/1/2029	Apparatus

Jurisdiction	Title	Patent No.	Status	Date of Expiration	Type
Europe	Capsule device having variable specific gravity	EP 3270761	Granted	3/1/2036	Apparatus
Europe	Reconstruction of images from an in vivo multi-camera capsule with confidence matching	EP 3148399	Granted	4/27/2035	Apparatus and Method
Europe	Capsule coating for image capture control	EP 3226745	Granted	12/4/2034	Apparatus and Method
Europe	Single image sensor for capturing structured-light images and regular images and its method of operation	EP3362989	Granted	9/22/2036	Apparatus and Method
Taiwan	Reconstruction of images from an in vivo multi-camera capsule	TWI532460	Granted	5/26/2034	Method
Taiwan	Method and Apparatus for Endoscope with Distance Measuring for Object Scaling	TW-I596931	Granted	11/5/2035	Method
Taiwan	Capsule Orientation Detection for Capsule Docking System with Inductive Power Drive Circuit	TW-I592129	Granted	9/25/2034	Apparatus
China	Image Capture Control For In Vivo Camera	ZL201180011653.4	Granted	3/21/2031	Apparatus and Method
China	Multi-Stream Image Decoding Apparatus And Method	ZL200980129312.X	Granted	3/30/2029	Apparatus and Method
China	In Vivo Camera with Multiple Sources to Illuminate Tissue At different Distances	ZL200980120587.7	Granted	6/1/2029	Apparatus and Method
China	Data Communication Between Capsulated Camera and Its External Environments	ZL200880106599.X	Granted	9/12/2028	Method
China	In Vivo Autonomous Camera with On-Board Data Storage or Digital Wireless Transmission in Regulatory Approved Band	ZL200680040026.2	Granted	10/26/2026	Apparatus and Method
China	Camera System With Multiple Pixel Arrays On A Chip	ZL200880125638.0	Granted	11/26/2028	Apparatus
China	Method to Compensate Manufactoring Variation and Design Imperfections In A Capsule Camera	ZL200780052067.8	Granted	12/12/2027	Apparatus and Method
China	Method to Compensate Manufactoring Variation and Design Imperfections In A Capsule Camera	ZL201210082410.6	Granted	12/12/2027	Method
China	Power Source Control for Medical Capsules	ZL201380004147.1	Granted	1/24/2033	Apparatus
China	Optical Wireless Docking System for Capsule Camera	ZL201380026186.1	Granted	5/2/2033	Apparatus
China	In Vivo Camera With Multiple Sources To Illuminate Tissue At Different Distance	ZL201410534382.6	Granted	6/1/2029	Apparatus and Method
China	In Vivo Capsule Device with Electrodes	ZL201310346793.8	Granted	8/9/2033	Apparatus
China	Capsule Camera Device With Multi-Spectral Light Sources	ZL201380081896.4	Granted	12/27/2033	Apparatus
China	In Vivo Sensor with Panoramic Camera	ZL200680050987.1	Granted	12/19/2026	Apparatus and Method
China	Reconstruction of Images From An In Vivo Multi-Camera Capsule	ZL201480030874.X	Granted	5/19/2034	Method
China	In Vivo Camera With Multiple Sources To Illuminate Tissue At Different Distances	ZL201410532920.8	Granted	6/1/2029	Apparatus and Method

Jurisdiction	Title	Patent No.	Status	Date of Expiration	Type
China	In Vivo Camera With Multiple Sources To Illuminate Tissue At Different Distances	ZL201811307576.7	Granted	6/1/2029	Apparatus and Method
China	Method of Overlap-Dependent Image Stitching for Images Captured Using a Capsule Camera	ZL201680020175.6	Granted	3/30/2036	Method
China	Capsule Device Having Variable Specific Gravity	ZL201680016549.7	Granted	3/1/2036	Apparatus
China	Reconstruction With Object Detection For Images Captured From A Capsule Camera	ZL201680047653.2	Granted	7/25/2036	Method
China	Single Image Sensor for Capturing Mixed Structured-light Images and Regular Images	ZL201680059418.7	Granted	9/22/2036	Apparatus and Method
China	Method and Apparatus for Gastric Examination Using a Capsule Camera	ZL201780097479.7	Granted	12/18/2037	Apparatus and Method
China	Image Sensor with Integrated Power Conservation Control	ZL201580079351.9	Granted	4/28/2035	Apparatus
China	Method and Apparatus of Lens Alignment for Capsule Camera	ZL201780036954.X	Granted	6/1/2037	Apparatus and Method
China	Method and Apparatus for Area or Volume of Object of Interest From Gastrointestinal Images	ZL201710768987.5	Granted	8/31/2037	Apparatus and Method
China	De-ghosting of Images Captured Using a Capsule Camera	ZL201711016971.5	Granted	10/26/2037	Apparatus and Method
China	Method and Apparatus for Image Stitching of Images Captured Using a Capsule Camera	ZL201680091275.8	Granted	11/30/2036	Apparatus and Method
China	Method and Apparatus for Travelled Distance Measuring by a Capsule Camera in the Gastrointestinal Tract	ZL201910119473.6	Granted	2/18/2039	Apparatus and Method
China	Endoscope Employing Structured Light Providing Physiological Feature Size Measurement	ZL201880045690.9	Granted	4/12/2038	Apparatus and Method
China	Method of Image Processing and Display for Images Captured by a Capsule Camera	ZL201780089753.6	Granted	4/19/2037	Apparatus and Method
China	Method and Apparatus for Capturing Images and Associated 3D Model Based on a Single Image Sensor and Structured-Light Patterns in the Visible Spectrum	ZL201910228496.0	Granted	3/25/2039	Apparatus and Method
China	Method and Apparatus for Travelled Distance Measuring by a Capsule Camera in the Gastrointestinal Tract	ZL202210637502.X	Granted	2/18/2039	Apparatus and Method
In addition to patents, we also rely upon trademarks, trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We maintain and are seeking registered trademarks. We have certain know-how and trade secrets relating to our capsule camera and other technologies. We rely on trade secrets to protect certain aspects of our technology. See the section titled “Risk factors—Risks Relating to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.
Employees and Human Capital Resources
As of December 31, 2025, we had approximately 99 full time employees. None of our employees are represented by a labor union or party to a collective bargaining agreement. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing, and integrating our existing and additional employees.
Legal Proceedings
From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Corporate Information
Our corporate headquarters is located at 18805 Cox Avenue, Suite 250, Saratoga, California 95070. Our telephone number is (408) 624-1488. We use our website at www.capsovision.com to communicate important information about our company, including news releases and financial information. We also make available on our investor relations webpage, free of charge, copies of our Securities and Exchange Commission (“SEC”) filings and submissions, which can be found at the SEC’s website, www.sec.gov, as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Website references are provided throughout this document for convenience only. The contents of these websites do not constitute a part of this Annual Report and shall not be deemed incorporated by reference into this Annual Report unless expressly noted.
Available Information
Our Annual Report, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after the reports are electronically filed or furnished to the SEC. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that we file with the SEC electronically. We intend to announce material information to the public through filings with the SEC, the investor relations page on our website, which is located at www.capsovision.com, press releases, public conference calls, and public webcasts.
The information disclosed through the foregoing channels could be deemed to be material information. As such, we encourage investors, the media, and others to follow the channels listed above and to review the information disclosed through such channels. The information we post through these channels is not a part of this Annual Report. Any updates to the list of disclosure channels through which we will announce information will be posted on the investor relations page on our website.
Item 1A. Risk Factors
You should carefully consider the risks and uncertainties described below, as well as the other information in this Annual Report and in our other public filings, including in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our financial statements and the related notes appearing elsewhere in this Annual Report and in our other public filings, which could materially affect our business, financial condition or future results. The risks described below are not the only risks that we face. The occurrence of any of the following risks, or of additional risks and uncertainties not presently known to us or that we currently believe to be immaterial, could materially and adversely affect our business, financial condition, results of operations and prospects. We may disclose changes to risk factors or additional risk factors from time to time in our future filings with the SEC.
Business and Industry Risk Factors
We have a history of net losses, and we expect to incur additional losses in the foreseeable future.

We have incurred net losses since inception, and we expect to incur additional losses in the foreseeable future. For the years ended December 31, 2025 and December 31, 2024, we incurred net losses of $25.3 million and $19.9 million, respectively. As of December 31, 2025 we had an accumulated deficit of $155.7 million. Our accumulated deficit reflects significant front-end spending and investment related to both completed and ongoing key operational milestones, including: (i) the initial and continued development of CapsoCam Plus and CapsoCloud, our cloud-based platform; (ii) development of our next pipeline capsule endoscope, CapsoCam Colon; (iii) initial development and ongoing improvements to our AI assisted pathology detection tools and technologies; and (iv) funding of completed and ongoing related clinical and other studies. As we execute on our business strategy to grow our business and revenues (including seeking FDA 510(k) clearance for CapsoCam Colon), we will continue to incur development costs and clinical study expenses and will make additional investments. Additionally, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur losses for at least the near-term and we may never achieve profitability or, if we do achieve profitability, sustain profitability. Our failure to achieve and sustain profitability in the future would make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations.
Our audited financial statements for the years ended December 31, 2025 and December 31, 2024 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
Our 2025 and 2024 audited financial statements include a footnote raising substantial doubt about our ability to continue as a going concern. We have funded our historical net losses and negative cash flows through the issuance of convertible preferred stock and IPO common stock. As of December 31, 2024, we had cash of approximately $9.3 million, including $20.4 million raised in 2023 and $15.0 million raised in 2024 through the issuance of preferred stock to our investors. As of December 31, 2025, we had cash of approximately $10.1 million, including $23.4 million raised through the IPO.
Our ability to continue as a going concern depends on a number of factors including whether we can successfully implement our business and revenue growth plans to generate sufficient cash flow from operating activities, and our ability to raise as needed other equity financing or loan facilities. We closed a private placement on March 16, 2026, and raised $14.0 million from certain accredited investors. We will likely need to undertake additional capital-raising activities before the year-end of 2026 to fund our operations and planned clinical studies as contemplated by our growth strategy, such as the second arm pivotal study for the second generation CapsoCam Colon capsule and the planned study for early pancreatic cancer detection using the CapsoCam UGI system. There is no certainty regarding the occurrence, magnitude, or timing of these capital-raising activities. If we raise additional funds through the sale of equity, convertible debt, or other equity-linked securities, our stockholders’ ownership will be diluted. The inability to secure adequate financing on favorable terms, or at all, could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. See the risk factor titled “We may require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our common stock” below.
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
•Further penetrating the small bowel market in the U.S. and internationally, including by (i) increasing the size and effectiveness of our U.S. and international sales teams; (ii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population) following FDA clearance in December 2024 for this newly indicated patient population; (iii) introducing complementary products such as our (a) capsule delivery device with full commercialization expected in the fourth quarter of 2026 and (b) patency capsule (for verifying a capsule endoscope can pass through the bowel without retention prior to an exam) with tentative FDA 510(k) submission planned by the end of the second quarter of 2026; and (iv) facilitating increased telemedicine adoption following FDA clearance in December 2024 of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision.
•Incorporating our AI assisted pathology detection technology into our CapsoCam Plus capsule. We conducted related clinical studies to demonstrate the benefits of our AI technology as incorporated into CapsoCam Plus and submitted the related 510(k) application to the FDA in December 2025. We are targeting the related EU submission in the second quarter of 2026. We anticipate to obtain FDA clearance by the middle of 2026 and EU clearance in the third quarter of 2026 with commercialization planned to begin in US and EU shortly thereafter.
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
CapsoCam Colon is our initial strategic effort to expand revenues for our GI-tract capsule endoscopy solution beyond small-bowel-related sales; we do not currently expect to generate CapsoCam Colon-related revenues until FDA clearance for the second generation of our CapsoCam Colon solution.
Our CapsoCam Colon capsule endoscopy solution (which includes associated software products, CapsoCloud and CapsoView) is our initial strategic effort to grow our revenues beyond small-bowel-related sales. We do not expect to generate CapsoCam Colon related sales in the U.S. or internationally until after (i) obtaining initial FDA 510(k) or EU clearance, as applicable, for our second generation of our CapsoCam Colon capsule for use by the indicated patients (who are a subset of the colorectal cancer screening and surveillance population) and (ii) satisfying the related conditions for obtaining these clearances.

The second generation of our CapsoCam Colon solution incorporates our AI assisted pathology detection technology. The second-generation product will incorporate improvements—such as a new lens and illumination optics with an increased field of view and improved image quality—designed to increase the accuracy (measured in terms of polyp-detection sensitivity and specificity) and benefits of using our CapsoCam Colon solution to visualize the colon and detect and measure polyps. We plan to focus our regulatory efforts on first obtaining U.S. FDA clearance followed by obtaining EU clearance. We plan to use the clinical results of the second arm of our pivotal study to support submission to the FDA of a 510(k) application in the third quarter of 2026. FDA review of our 510(k) submissions may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all. Staff reductions in the FDA office charged with regulating devices may cause delay. Related risks with respect to, among other things, receiving requisite regulatory clearances and the timing thereof and commercializing our CapsoCam Colon capsule endoscopy solution are described further below in these “Risk Factors.”
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
We believe our CapsoCam Plus (small bowel) and CapsoCam Colon solutions, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. The Company expects to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection. However, additional research and studies to collect data may delay our anticipated timeline for obtaining the regulatory clearance (including obtaining the Breakthrough Device Designation) and may result in an increase in our research and development expenditures that exceed our current expectations. Starting with a planned study, we will build on established scientific literature and work with leading opinion leaders (including leadership on leading Societies in pancreatobiliary field) to define malignancy diagnosis with the device. We expect that the study will start in the second quarter of 2026, and enroll approximately 90 patients using the CapsoCam UGI system to define diagnosis criteria. However, there can be no assurance that our reshaped strategy will be successful. A Breakthrough Device Designation prioritizes a device in the FDA’s review queue for all future regulatory submissions and accelerates communications (i.e., negotiations and feedback) with the FDA, thereby expediting the marketing application process. However, our proposed capsule endoscopy solution may not meet the eligibility requirements for this designation and, even if a Breakthrough Device Designation is received, it may not receive the FDA authorization required to market the proposed capsule endoscopy solution.
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
We face substantial geopolitical risks due to our business operations in Asia (particularly Taiwan and Japan). Our major assembly manufacturers are located in Taiwan. Most of our single-source suppliers of critical components of our products are located primarily in Taiwan and Japan. Political events, trade and other international disputes, geopolitical tensions, conflict, terrorism, public health issues, industrial accidents and other business interruptions in these areas can have a material adverse effect on our business operations. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect our business and supply chain. Restrictive measures can increase the cost of our products, and can require us to take various actions, including changing suppliers and restructuring our supply chain, business relationships and operations. Changing our business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice, which can create uncertainty, and we may not be able to effectively mitigate all adverse impacts from such measures. For example, an increase in the recent tensions between mainland China and Taiwan and the possibility of instability and uncertainty caused by prolonged or regular military drills in the Taiwan Strait may result in disruptions in the overall trading environment, and in turn result in higher transportation cost and interruption in delivery of our products or its critical components from our single-source suppliers in Taiwan, adversely affecting our business and financial condition. For additional information, see the risk factor titled “Changes to U.S. tariff measures and other political changes in international trade relations implemented by the U.S. could have a material adverse effect on our business, financial condition, cash flows and results of operations” below.
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
Our growth strategy includes increasing our international revenues and potential entry into new international markets (including through qualified exclusive distributors in targeted regions). In the years ended December 31, 2025 and 2024, international sales accounted for approximately 21% and 23% of our revenue, respectively. Our largest international shipping destinations in 2025 include France, Germany and Colombia. Some of our existing and new international markets may be highly regulated and competitive. However, we may face significant challenges and risks in expanding in existing and entering into new international markets (including risks related to expanding our market share and customer base), such as the following:
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
On June 10, 2025, we submitted the results of the first arm of our pivotal study for CapsoCam Colon to the FDA as part of an initial 510(k) clearance submission for our “first generation” product. We received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize our resources for the development of our second generation CapsoCam Colon capsule, featuring improved imaging quality and increased field of review with use of AI and better lens.
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
Notably, one competitor, Ankon (through its affiliate AnX Robotics), has already established a market presence with their FDA-cleared AI product for the small bowel in the U.S. and various other markets outside the U.S. This puts us at a market disadvantage until we can launch our own AI product for the small bowel, subject to FDA clearance which is anticipated to occur by the middle of 2026. The delay in our product launch could result in a loss of market share and reduced revenue opportunities, as potential customers may opt for the already available and proven solutions from our competitors. Additionally, the competitive landscape is further impacted by the pricing strategies of Asia-based capsule endoscopy companies, such as Ankon (China), Jinshan (China) and IntroMedic (South Korea), who are offering their products at lower than average prices. This aggressive pricing approach could pressure us to lower our prices to remain competitive, potentially impacting our profit margins.
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
For 2025, we recorded a provider complaint rate of approximately 2.5% (based on number of capsules sold in 2025). The bulk of recorded complaints related to patient failure to (i) timely retrieve the capsule following completion of the procedure and (ii) enter the correct serial number or use the correct shipping label when returning the capsule for download. Although small, these failures indicate potential issues with the usability or clarity of instructions provided to patients by providers or us and shipment and inventory management issues. These issues, in turn, can significantly impact customer and patient satisfaction and our reputation and potential sales.
Capsule retention by a patient refers to the capsule getting stuck in the GI tract, which can occur due to various reasons such as strictures, tumors, or inflammatory bowel diseases. We believe the industry retention rate may be as high as 2%. Based on (i) incidences reported to us for all CapsoCam capsule patients in the year ended December 31, 2025, and (ii) total CapsoCam capsules sold by us in 2025 and 2024 retention rate was less than 1/10 of 1%. However, we believe our retention rate is understated due to (i) underreporting by providers and patients and, relatedly, (ii) the fact that most retained capsules are eventually excreted without the need for invasive intervention and medication may be used to encourage this process. In some instances, endoscopic retrieval or surgical intervention may be necessary to remove the retained capsule. Aspiration is rare but potentially fatal where the capsule is accidentally inhaled into the respiratory tract instead of being swallowed into the esophagus. As of the date of this Annual Report, there has been one complaint regarding an aspiration incident involving a CapsoCam capsule, where the capsule went into the patient’s lungs and was later endoscopically removed and placed in the patient’s GI track. The capsule was retrieved, data downloaded and read by the customer.
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
Shutdowns of the U.S. federal government could materially adversely affect our business, financial condition, results of operations, and prospects.
The U.S. federal government has shut down multiple times in the past, and certain regulatory agencies, including the FDA, the CMS , the U.S. International Trade Commission, the U.S. Patent and Trademark Office (“USPTO”) , the U.S. Department of Defense, and the U.S. Department of Veterans Affairs, have had to furlough employees and suspend some of their activities. A prolonged shutdown could delay regulatory reviews and approvals, litigation proceedings, or government program implementations and could ultimately disrupt or delay our research and development, manufacturing, commercialization, or intellectual property enforcement activities. Any such delays or disruptions could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Risk Related to Regulatory Matters
We may not obtain or may experience delays in obtaining 510(k) clearance for our planned second generation of our CapsoCam Colon solution (with improved optics and other components), which would adversely impact our ability to commercialize this product and generate related revenue.
The 510(k) application process can be lengthy. There is no guarantee that the FDA will grant 510(k) clearance for our planned second generation CapsoCam Colon capsule endoscopy solution, and their timeline for doing so may not align with our planned commercialization schedule. Staff reductions in the FDA office charged with regulating devices may also cause delay. Similar consequences may result in the case of events which affect FDA operations, such as a federal government shutdown.
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
On June 10, 2025, we submitted to the FDA the clinical results of the first arm of our CapsoCam Colon pivotal study in a related 510(k) submission and it has been accepted for review. This submission seeks FDA clearance of our initial CapsoCam Colon capsule endoscopy solution which incorporates our self-developed AI technology. Following our decision not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize its resources for the development of its second generation CapsoCam Colon capsule, the second generation also features improved imaging quality and increased field of review with use of AI and better lens. Our 510(k) submissions and FDA review thereof may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all.
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
In the case of CapsoCam Colon, as of the date of this Annual Report, the FDA has only authorized one colon capsule imaging system, the Medtronic PillCam COLON 2, introduced in 2014, which does not include any AI-driven analytics; and one AI-driven capsule endoscopy analysis software, the AnX Robotics NaviCam ProScan, introduced in 2023, which exclusively supports AnX Robotics’ small bowel capsule system. These devices respectively serve as predicate devices for our planned second generation CapsoCam Colon 510(k) submission. In particular, to receive FDA clearance for our second generation CapsoCam Colon, the clinical results must demonstrate that:
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
In recent years, the healthcare industry in the United States has experienced significant legislative and regulatory changes aimed at reducing costs, increasing access to health insurance, and improving the overall efficiency of healthcare delivery. The Affordable Care Act (the “ACA”) has been a cornerstone of these efforts, expanding health insurance coverage through public program expansion and private sector reforms. Additionally, the American Rescue Plan Act and the Inflation Reduction Act have introduced enhanced subsidies to make health insurance more affordable. More recently, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations and increased cost-sharing for beneficiaries. However, these changes bring uncertainty regarding the number of individuals who will obtain public or private health insurance and the scope of such coverage. This uncertainty can impact our business by potentially reducing the number of insured individuals or altering the scope of insurance coverage, which may affect our revenue streams and financial stability.
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
Changes in tax laws or tax rulings could adversely affect our effective tax rates, results of operations and financial condition.
The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and it may enact further limitations on the deductibility of business interest. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the U.S. Among other changes, the IRA, along with subsequent regulations, imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. Furthermore, on July 4, 2025, the OBBB Act was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027, including changes to the treatment of research and development expenses under Section 174 of the Internal Revenue Code of 1986, as amended, modifications to the global intangible low-taxed income regime, new minimum or book-based taxes, and limitations on interest deductibility.
In addition, many countries in the European Union, as well as a number of other countries and organizations, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in the future. We are unable to predict what changes to the tax laws of the U.S. and other jurisdictions may be proposed or enacted in the future or what effect such changes would have on our business. Any of these or similar developments or changes to tax laws or rulings (which changes may have retroactive application) could adversely affect our effective tax rate and our results of operations and financial condition.
Our relationships with board-certified physicians are subject to various state laws and there is no assurance that our current practices will remain compliant.
We provide remote capsule endoscopy reading services through board-certified physicians to our customers with $295 and $232 thousand in revenue for the years ended December 31, 2025 and 2024, respectively. Our relationships with board-certified physicians are subject to various state laws including those with respect to physician licensing requirements. The interpretation and enforcement of these laws vary significantly across states, and there is no assurance that our current practices will remain compliant. If regulatory authorities determine that our arrangements with physicians violate these laws, we may be forced to restructure or terminate these relationships, leading to potential disciplinary actions, penalties, and a loss of revenue.
Our products must be manufactured in accordance with applicable laws and regulations, and we could be forced to recall our products or terminate production if we fail to comply with these regulations.
Our CapsoCam capsules are regulated as medical devices in the United States and must be manufactured in compliance with the FDA’s current good manufacturing practices (cGMPs) for medical devices, known as the QMSR. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things, warning letters, fines, injunctions, civil penalties, suspension or withdrawal of marketing authorizations, product recalls, and total or partial suspension of production or distribution.
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

Risks Related to Our Reliance on Third Parties
We rely on various suppliers to assist us in the assembly and manufacture of our GI-tract capsule endoscopy solution and sourcing of critical and other components and many of these suppliers are single source suppliers located in Asia (particularly Taiwan and Japan); any disruption in our supply chain could adversely affect our ability to meet the demand for our products and fulfil our orders.
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
•it may be difficult for us to find an alternative or second supply source, which may not be available, affordable, or compatible with our CapsoCam capsules and, for commercial reasons, we may prefer or be required to work on an exclusive basis with our supplier; and
•supplier concentration in Asia (particularly Taiwan and Japan) subjects us to heightened risks related to geopolitical tensions (particularly between China and Taiwan), potential trade disputes, the imposition of new or increased tariffs or threats of tariffs, transportation interruptions, natural disasters, and manufacturing constraints, any of which can affect the manufacture and delivery of our CapsoCam capsules and lead to delays, increased costs, and potential shortages of our CapsoCam capsules and critical components. For additional information, see the risk factor titled “We face substantial geopolitical and trade risks (including a possible trade war and imposition of tariffs and supply chain interruptions) and natural disaster risks associated with our business operations in Asia (particularly Taiwan and Japan)” and “Changes to U.S. tariff measures and other political changes in international trade relations implemented by the U.S. could have a material adverse effect on our business, financial condition, cash flows and results of operations” below.
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
We depend on Aureliance, our authorized agent and importer in the EU and EEA for a significant portion of our revenue. It has historically contributed a significant percentage of our revenue generated from EU countries, such that if it were to materially reduce or terminate its business with us, our revenue generated from such countries would suffer. For the years ended and as of December 31, 2025 and December 31, 2024, Aureliance represented approximately 9% and 10% of our revenue, respectively, and 22% and 21% of our accounts receivable balance, respectively. The loss of it or a significant reduction in its business with us could have a material adverse effect on our financial condition and results of operations.
We rely on third parties to conduct and support our clinical trials. These third parties may not properly and successfully carry out their contractual duties or meet expected deadlines, which could harm our ability to obtain marketing authorization of or commercialize future products we develop.
We utilize and depend upon independent investigators and collaborators, such as third-party clinical institutions and hospitals to conduct and support portions of our clinical trials under agreements with us, and may in the future rely on CROs.
We have relied on these third parties for our clinical trials and expect to continue to do so, and we control only certain aspects of their activities. As a result, we have less direct control over the conduct, timing, and completion of these clinical trials and the management of data developed through clinical trials than would be the case if we were relying entirely upon our own staff. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with applicable protocol, legal and regulatory requirements, and scientific standards and our reliance on third parties does not relieve us of our regulatory responsibilities. We and these third parties are required to comply with GCP requirements, which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities for medical devices in clinical development. Regulatory authorities enforce these GCP requirements through periodic inspections of trial sponsors, principal investigators and trial sites.
If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other bodies may require us to perform additional clinical trials. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our investigational devices must be produced in accordance with cGMP requirements known as the QMSR. Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

Third parties conducting or supporting portions of our clinical trials are not our employees and, except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our investigational products. These third parties may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other product development activities, which could affect their performance on our behalf. These third parties may not successfully carry out their contractual duties or obligations or meet expected deadlines. They may need to be replaced or the quality or accuracy of the clinical data they obtain may be compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons. Accordingly, our clinical trials may be extended, delayed or terminated and we may not be able to complete development of, obtain marketing authorizations for or successfully commercialize our future devices.
Switching or adding third parties to conduct or support portions of our clinical trials involves substantial cost and requires extensive management time and focus. In addition, there is a natural transition period when a new third party commences work. As a result, delays may occur, which could have an adverse impact on our product development, results of operations, and prospects.
We rely on relationships with contracted physicians to provide reading services to certain customers.
We contract directly or indirectly with physicians to provide remote reading services to certain customers. If these physicians terminate their contracts, we or our partners may not be able to contract with alternative physicians to provide such services in a timely manner, or at all, which would impact our ability to provide services to certain customers and could adversely affect our business, financial condition, results of operations, and prospects.
Data Privacy Risk Factors
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
Risks Relating to Financial and Accounting Matters
Our ability to utilize our net operating loss carryforwards and research and development tax credits may be limited.
We have experienced net operating losses (“NOLs”) for tax purposes since our inception. As of December 31, 2025, we have total available gross (pre-tax) Federal and U.S. state NOL carryforwards of $126 million and $93 million, respectively. Under the Federal Tax Cuts and Jobs Act of 2017, NOLs incurred in tax years beginning on or after January 1, 2018, are carried forward indefinitely and are subject to a usage limitation of 80% of taxable income. NOLs incurred in tax years prior to January 1, 2018, are subject to a twenty-year carryforward period before expiring but are not subject to a usage limitation based on taxable income.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to advance clinical studies and pursue regulatory clearances for new or next-generation product pipeline. The scope, cost, timeline of these clinical development efforts are inherently uncertain, there can be no assurance that such efforts will yield successful outcomes or that the capital resources required to fund them will not exceed our current expectations. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, the incurrence of indebtedness would increase our fixed obligations and include covenants or other restrictions that would impede our ability to manage our operations. Further, if additional financing is needed, we may not be able to obtain additional financing on terms favorable to us or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and advancing our new or next-generation product pipeline.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. Lock-up agreements covering approximately 41.1 million pre-IPO shares of our outstanding common stock entered into in connection with our initial public offering expired in early January 2026 and these shares may now be sold, subject to any applicable volume limitations under federal securities laws, at any time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities at a time and price that we deem appropriate. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market , the trading price of our common stock could decline.
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
General Risk Factors
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
We or the third parties we depend on may be adversely affected by natural disasters and other catastrophic events, and our business continuity and disaster recovery plans may not adequately protect us from a serious natural disaster or other catastrophic event. Any interruption in our operations or the operations of third parties who supply components or other materials for our products may have a material adverse effect on our business, financial condition, results of operations, and prospects.
Severe weather, natural disasters and other catastrophic events, including pandemics or other public health crises (such as the COVID-19 pandemic), earthquakes, tsunamis, hurricanes, floods, fires, explosions, accidents, power outages, cyber attacks, telecommunications failures, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, wars or other conflicts (including wars in Ukraine and the Middle East), sabotage, terrorist attacks, or other intentional acts of vandalism or misconduct could severely disrupt our operations, or the operations of third parties who manufacture or supply components or other materials for our products, and have a material adverse effect on our business, financial condition, results of operations, and prospects.
If a natural disaster or other catastrophic event occurs that prevents us or third-party suppliers or manufacturers from using all or a significant portion of our or their headquarters or other facilities, that damages critical infrastructure or that otherwise disrupts operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar catastrophic event. The potential impact of any disruption would depend on the nature and extent of the damage caused by a disaster. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business, financial condition, results of operations, and prospects.

In addition, our corporate headquarters and manufacturing facilities are located in Saratoga, California, near major earthquake faults and fire zones. We do not carry earthquake insurance. Furthermore, integral parties in our supply chain are similarly vulnerable to natural disasters or other sudden, unforeseen, and severe adverse events. If such an event were to affect our supply chain, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We have developed and implemented a cybersecurity risk management program designed to protect the confidentiality, integrity, and availability of our critical systems and information. Our strategy utilizes on a “Defense in Depth” architecture that is aligned with the international standard ISO/IEC 27001:2022, and adheres to the regulatory requirements under HIPAA, FDA cybersecurity guidance, GDPR and Sarbanes-Oxley IT General Controls (SOX ITGC). We employ a multi-layered approach to assess, identify and manage material cybersecurity risks relevant to our business.
Key elements of the cybersecurity risk management program include:
•Continuous Risk Assessment: Periodic risk assessment and treatment across critical systems and information, including corporate networks and third-party managed services.
•Threat Management: Utilization of advanced security software for real-time threat detection and response, patch management and behavior data analysis and monitoring.
•Vulnerability Validation: Internal and external testing to identify vulnerabilities, including vulnerability scan and penetration testing, to proactively identify security gaps.
•Compliance Auditing: Regular internal and external audits to ensure the implementation of our cybersecurity program is compliant with the international standards and regulatory frameworks.
•Incident Response: A formalized process that includes procedures for identifying, containment, eradication and recovery from cybersecurity incidents.
•Data Protection: Encryption of critical data at rest and in transit to ensure personal health information and financial data are protected.
•Resiliency and Recovery: Disaster recovery and business continuity plans designed to maintain critical operations and minimize the downtime.
•Security Culture: Mandatory cybersecurity awareness training for our employees, incident response personnel, and senior management.
•Supply Chain Security: Vendor risk assessment for key service providers and partners.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See the risk factor titled, “Our business and operations may suffer in the event of information technology system failures, cyber attacks, or deficiencies in our cybersecurity.” for additional information.
Cybersecurity Governance
The Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including responsibility for our controls and procedures for mitigating cybersecurity and other information technology risks, and our plans to respond to data breaches.
The Audit Committee receives periodic reports from management on our cybersecurity risks. In addition, management updates the Audit Committee, as necessary, regarding any material cybersecurity incidents, as well as any incidents with lesser impact potential.
The internal security team, led by the Senior Director of Information Technology, exercises oversight through a multi-faceted monitoring approach, which integrates threat intelligence from security communities, guidance from external advisors and governmental agencies, and aggregated analytics produced by security technologies deployed in our IT environment.
The Senior Director of Information Technology oversees the daily assessment and management of material risks arising from cybersecurity threats, and reports on the company’s cybersecurity posture during semi-annual management review meetings. The reviews evaluate the achievement of security objectives, risk management and mitigation, personnel and access control change, resource allocation, key performance metrics, and opportunities for continuous improvement.
Item 2. Properties
Our principal office is located at 18805 Cox Avenue, Suite 250, Saratoga, California 95070, where we lease 14,058 square feet of space to house our principal office, manufacturing and warehouse facilities to support our business operations and clinical trial supply. This lease will expire in 2027, subject to our option to an additional three-year term. We lease two office facilities in Taiwan, where a small group of our employees are stationed, pursuant to two lease agreements: (i) a lease agreement for 12 months that commenced on February 15, 2025 and was renewed on the original expiration date of February 14, 2026 for another year until February 14, 2027, and (ii) a lease agreement for 12 months which commenced on May 16, 2025 and will expire on May 15, 2026.
Our existing facilities will continue to support our research and development, finance, marketing, and administrative teams. We believe that our facilities are adequate to support our expansion through the end of the facilities’ lease periods. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.
Item 3. Legal Proceedings
From time to time, we may become involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, materially and adversely affect our business, financial condition, or results of operations. Future litigation may be necessary to defend ourselves, our partners, and our customers by determining the scope, enforceability, and validity of third-party proprietary rights, to establish our proprietary rights or for other matters. Involvement in such proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of legal expenses and settlement costs, diversion of management attention, and resources and other factors.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock has been listed on the Nasdaq Global Select Market under the symbol “CV” since July 2, 2025. Prior to this date, there was no public market for our common stock.
Holders of Records
As of March 25, 2026, there were approximately 340 registered holders of record of our common stock. The actual number of holders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in “street name” by banks, brokers, and other financial institutions. This number of record holders also does not include stockholders whose shares may be held in trust by other entities.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our Board of Directors.
Securities Authorized for Issuance under Equity Compensation Plans
See Item 12 of Part III of this Annual Report for information about our equity compensation plans which is incorporated by reference herein.
Recent Sales of Unregistered Securities
During the six months ended June 30, 2025 we granted stock options under the 2005 Plan to purchase an aggregate of 171,171 shares of our common stock at a weighted average price of $2.63 per share to a total of 5 employees and contractors. During the six months ended June 30, 2025 we issued shares in connection with the exercise previously granted stock options under the 2005 Plan and sold an aggregate of 353,223 shares of our common stock at a weighted average price of $0.37 per share to a total of 70 employees and contractors. During the six months ended June 30, 2025 we issued shares in connection with the exercise previously granted warrant and sold an aggregate of 15,015 shares of our common stock at a weighted average price of $4.83 per share to one contractor. During the six months ended June 30, 2025, stock options under the 2005 Plan for an aggregate of 72,999 shares of our common stock at a weighted average price of $0.32 per share were forfeited, cancelled or expired. The issuances and sales of the foregoing securities were deemed to be exempt from registration under the Securities Act in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act, as transactions pursuant to compensatory benefit plans and contracts relating to compensation as provided under Rule 701.
In July 2025, immediately prior to the completion of our initial public offering (the IPO), 38,665,477 outstanding shares of convertible preferred stock converted into 38,665,477 shares of common stock. Immediately prior to the completion of the IPO, we filed an Amended and Restated Certificate of Incorporation, which authorized a total of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. Upon the filing of the Amended and Restated Certificate of Incorporation, 38,665,477 shares of our convertible preferred stock then outstanding were automatically converted into 38,665,477 shares of our common stock. Due to such conversion, the issuance of such shares of our common stock was exempt from registration under Section 3(a)(9) or Section 4(a)(2) of the Securities Act.

On July 7, 2025, in connection with the repayment of a promissory note in a principal amount of $1 million provided to us by an investor prior to our IPO, we issued to the investor 7,508 shares of common stock pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 as a transaction not involving a public offering. This loan was repaid in full with interest on July 11, 2025.
Use of Proceeds from our Initial Public Offering
In July 2025, we completed our IPO, in which we issued and sold 5,629,978 shares of our common stock (including 129,978 shares of common stock issued in connection with the partial exercise by the underwriters of their option to purchase up to an additional 825,000 shares) each at a price to the public of $5.00 per share. The net proceeds to the Company from the IPO were approximately $23.4 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities. There has been no material change in the planned use of proceeds from the IPO from that described in our Final Prospectus dated and filed with the SEC pursuant to Rule 424(b)(4) on July 3, 2025.
Issuer Repurchases of Equity Securities
None.
Item 6. [ Reserved ]
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements”.
Overview
We are a global medical technology company that develops advanced imaging and AI technologies, deployed in our capsule endoscopy solutions to identify abnormalities of the GI tract for diagnostic and screening purposes. Our capsule endoscope system, currently comprising the CapsoCam Plus single-use capsule and the CapsoCloud and CapsoView software, including 360 degree panoramic visualization of the small-bowel mucosa to investigate abnormalities such as obscure GI bleeding and Crohn’s disease, while our AI assisted pathology detection tools detect and highlight suspected abnormalities for a clinician, reducing their time to review the video and making capsule endoscopy more financially attractive to their practice. Our cloud-based solution enables medical professionals to access their patients’ videos and review those videos anytime, anywhere, 24/7, without a need to have an on-site server and maintain it, while accumulating an immense data trove on the cloud storage for AI training.
We were founded in 2005 and are headquartered in Saratoga, California. We sell our small bowel capsule system to our provider customers (i.e., primarily gastroenterologists practicing in clinics and/or hospitals) both internationally and in the U.S. through our global sales and marketing team. In the U.S., we sell to customers directly. Internationally, we sell both directly and through qualified exclusive distributors in specified regions. Our largest international shipping destinations in 2025 include France, Germany, and Columbia. We currently manufacture and intend to continue manufacturing our CapsoCam capsules included in our GI-tract capsule endoscopy solution (including CapsoCam Colon capsules). To assist us in manufacturing our GI-tract capsule endoscopy products, we rely on component suppliers and assembly manufacturers based in Asia (particularly Taiwan and Japan).

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
In the second quarter of 2025 we filed our 510(k) submission to the FDA for our initial CapsoCam Colon capsule endoscopy solution (the "First-Generation Product”). We received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the submission and approval for the First-Generation Product, and to prioritize our resources for the development of our second-generation of CapsoCam Colon capsule (the "Second-Generation Product"),which features improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the Second-Generation Product. As of the date of this Annual Report, over 500 patients have been enrolled for the second arm pivotal study. We currently expects to submit the 510(k) application for the Second-Generation Product in the third quarter of 2026.
Since we continue to invest in AI to improve our existing products, we completed a clinical study to demonstrate the benefits of our incorporation of AI technology into CapsoCam Plus, our existing product for the small bowel. We submitted the related 510(k) application to the FDA in December 2025. We expect that it will take approximately six months for the FDA to review our application, and issue their pending clearance. The commercialization is planned to begin shortly thereafter.
Longer term, we believe our CapsoCam family of products, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. Potential new medical indications include esophageal medical conditions (such as esophageal varices) and pancreatic cancer. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” application for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. The Company expects to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection. However, additional research and studies to collect data may delay our anticipated timeline for obtaining the regulatory clearance (including obtaining the Breakthrough Device Designation) and may increase our research and development costs.
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
We have incurred a net loss of $25.3 million and $19.9 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025, we had an accumulated deficit of $155.7 million, cash and cash equivalents of $10.1 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, IPO proceeds and cash generated from the sale of CapsoCam capsules and the use of CapsoCloud or CapsoView, CapsoCloud data access, and capsule video reading service. We expect to continue to incur significant losses for the foreseeable future as we continue to build our operations and transition to operating as a public company, as well as advance our current and future products through clinical development.

Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. When used in this Annual Report on Form 10-K, the terms "we," "us," "our" and "the Company" mean CapsoVision.
Our Business Model
Key Factors Affecting Our Results of Operations and Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:
Success in further penetrating the small bowel capsule endoscopy market. Until commercialization of our CapsoCam Colon capsule (targeted for middle of 2027), to grow our revenues (and, in turn, reduce our expected losses and negative cash flows), we intend to grow our small-bowel-related revenues by, among other things: (i) retaining and growing our customer base; (ii) cost-effectively increasing the size and effectiveness of our U.S. and international sales teams and our customer-support function; (iii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population); (iv) introducing complementary products such as our (a) capsule delivery device with full commercialization expected the fourth quarter of 2026, and (b) patency capsule (for verifying a capsule endoscope can pass through the bowel without retention prior to an exam) with tentative FDA 510(k) submission planned by the end of the second quarter of 2026; (v) facilitating increased telemedicine adoption following recent FDA clearance of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision; and (vi) following related FDA 510(k) clearance (expected by the middle of 2026), commercializing our updated CapsoCam Plus which incorporates our AI assisted pathology detection technology.
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
The U.S. government recently announced changes to its trade policies, including increasing tariffs on imports. Such changes could pose a risk to our business that could adversely affect our revenue, cost of revenue, gross profit, and gross margin. We will continue to evaluate the potential impact of tariffs on our business and results of operations and mitigating actions we might consider implementing.
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
Research and Development
Research and development costs are expensed as incurred in accordance with ASC 730. See Note 3 to our financial statements included elsewhere in this Annual Report for further details. Our research and development team includes hardware and software engineers with deep expertise in medical technology, optics, data science, AI, and cloud-based data and security architecture and individuals with extensive clinical development expertise.
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
In the near term, we expect our clinical development expenses to vary as, among others, we (i) finalized the first arm of our CapsoCam Colon large-scale pivotal study and began the second arm of our CapsoCam Colon pivotal study involving the second generation of that capsule (incorporating further advanced features designed to improve the accuracy of CapsoCam Colon) with the second arm expected to involve approximately 800 patients enrolled at up to 20 sites in the U.S. and plan to refine the study based on the FDA comments to the first arm pivotal study, (ii) continued clinical development of our updated small bowel CapsoCam Plus capsule incorporating our AI assisted pathology detection technology and (iii) conducted additional research and studies to collect data for the development of CapsoCam UGI.
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
Results of Operations for the Years ended December 31, 2025 and 2024
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$13,554	$11,756	$1,798	15%
Costs of revenue	6,381	$5,379	1,002	19%
Gross profit	7,173	6,377	796	12%
Gross margin	53%	54%		(1)%
OPERATING EXPENSES
Selling and marketing	7,530	6,967	563	8%
Research and development	18,310	15,120	3,190	21%
General and administrative	6,849	4,207	2,642	63%
Total operating expenses	32,689	26,294	6,395	24%
Operating loss	(25,516)	(19,917)	(5,599)	28%
Total non-operating income, net	225	30	195	650%
Loss before income taxes	(25,291)	(19,887)	(5,404)	27%
Provision for income taxes	24	11	13	118%
Net loss and comprehensive loss	$(25,315)	$(19,898)	$(5,417)	27%
Net loss per share – basic and diluted	$(1.03)	$(9.85)	$8.82	(90)%
Revenue
Our revenue has increased in each year since we began U.S. direct sales in 2020. Our revenues for the years ended December 31, 2025 and 2024 were $13.6 million and $11.8 million, respectively, representing a period-over-period growth $1.8 million or approximately 15% (17% in the U.S. and 8% internationally). The primary driver for our revenue growth was an increase in the number of CapsoCam Plus capsules sold: a period-over-period increase of 15% for the years ended December 31, 2025 and 2024.
For the years ended December 31, 2025 and 2024, international sales accounted for 21% and 23% of total revenue.

Costs of Revenue
As we continued to scale our business, costs of revenue increased $1.0 million, or 19%, for the year ended December 31, 2025, compared to the year ended December 31, 2024 from $5.4 million to $6.4 million. The increased costs of revenue was attributable to increased unit sales of CapsoCam Plus for the small-bowel and the related services and to increased customs and tariffs due to the change in U.S. trade policy.
Gross Profit and Gross Margin
Gross profit increased $0.8 million, or 12%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, from $6.4 million to $7.2 million. For the years ended December 31, 2025 and 2024, the gross margin was 53% and 54%, respectively. The increase in gross profit was a result of increased CapsoCam Plus unit sales and the related software component, while the decline of the gross margin is due to changes the U.S. government made to the trade policies and tariffs at the beginning of the year resulting in increase of expenses for customs and tariffs.
Operating Expenses
The following tables provide a summary for our key operating expenses for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
	2025	2024	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$7,530	$6,967	$563	8%
Research and development	$18,310	$15,120	$3,190	21%
General and administrative	$6,849	$4,207	$2,642	63%
Total operating expenses	$32,689	$26,294	$6,395	24%
Selling and Marketing Expenses
Selling and marketing expenses increased $0.6 million, or 8%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, from $7.0 million to $7.5 million. The increase was due to the addition to the sales force headcount and an increase in commission payouts in response to revenue growth.
Research and Development Expenses
Research and development expenses increased $3.2 million, or 21%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, from $15.1 million to $18.3 million. The increase was primarily due to the design development of the new CMOS under the development agreement with Canon Inc. as described in Note 9. COMMITMENTS AND CONTINGENCIES and the design development of the new ASIC under the development agreement with an R&D and manufacturing services vendor as described in Note 16. RELATED PARTIES.
General and Administrative Expenses
General and administrative expenses increased $2.6 million, or 63%, for the year ended December 31, 2025, compared to the year ended December 31, 2024, from $4.2 million to $6.8 million. Of the total increase, approximately $0.9 million was attributable to higher professional service expenses, including audit, legal and consulting fees, $0.5 million was attributable to stock-based compensation expenses primarily due to new stock options granted at the end of 2024 and April 2025, as well as acceleration of stock option awards associated with the executive officer departure, $1.1 million was associated with higher payroll and benefits expenses due to hiring employees at the executive level, $0.3 million was attributable to higher corporate insurance expenses due to operating as a public company from July 2025, $0.2 million associated with a higher software expenses, and $0.1 million was associated with non-employee Board of Director's compensation for the second part of 2025, offset by $0.2 million due to receipt of refundable payroll tax credits from the U.S. Federal government and by $0.3 million due to foreign exchange gains of $0.2 million for the year ended December 31, 2025 compared to foreign exchange loss of $0.1 million for the year ended December 31, 2024.
Net Loss
Our reported net loss attributable to CapsoVision common stockholders for the years ended December 31, 2025 and 2024 was $25.3 million and $19.9 million, respectively, representing a period-over-period increase of $5.4 million or 27%.
Liquidity and Capital Resources
Overview
To date, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock and IPO common stock as well as cash generated from sales of our CapsoCam Plus capsule endoscopy solution. We have generated losses from our operations as reflected in our accumulated deficit of $155.7 million as of December 31, 2025. Net cash used in operating activities was $22.9 million and $20.1 million for the years ended December 31, 2025 and 2024, respectively.
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
Our annual financial statements for the year ended December 31, 2025 included in this Annual Report note that there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of the financial statements (see Note 2. GOING CONCERN). This means that we have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our annual financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our annual financial statements for the year ended December 31, 2025, and it is likely that investors would lose all or a part of their investment. See “Risk Factors—Risks Relating to Our Business and Industry—Our annual financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a 'going concern' and we will likely need to raise additional financing to fund our business and revenue growth plans."
We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See Note 8. LEASES to our financial statements included elsewhere in this Annual Report for information about our lease obligations. In addition, see Note 9. COMMITMENTS AND CONTINGENCIES to our financial statements included elsewhere in this Annual Report for information about our other commitments and contingencies.

Source of Liquidity
As of December 31, 2025, we had approximately $10.1 million in cash and cash equivalents. From our inception through December 31, 2025, we have received aggregate gross proceeds of $143.6 million from sales of our convertible preferred stock, which were automatically converted into shares of our common stock in connection with the completion of our IPO. On July 3, 2025 we completed our IPO from which we received the net proceeds in the amount of $23.4 million. To provide for additional liquidity prior to the completion of our IPO, on May 28, 2025 we received $1 million as a note payable from an existing investor. The note payable, together with interest thereon (at 1% per month) was repaid shortly after completion of our IPO. In consideration for providing the note, we issued the investor 7,508 shares of our common stock.
Funding Requirements
As of December 31, 2025, we had an accumulated deficit of $155.7 million and cash and cash equivalents of $10.1 million. On July 3, 2025, we completed our IPO with the net proceeds to us of approximately $23.4 million after deducting underwriting discounts and commissions, and offering expenses payable by us. On March 16, 2026, we completed the private placement further discussed in 17. SUBSEQUENT EVENTS. Based on our current operating plan, even after this private placement of equity, we believe that our existing cash balances will not be sufficient to fund our operations for at least the next 12 months after the date of issuance of these financial statements.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Year ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(22,864)	$(20,091)
Net cash used in investing activities	$(90)	$(153)
Net cash provided by financing activities	$23,604	$15,074
Net increase (decrease) in cash and cash equivalents	$650	$(5,170)
Net Cash Used in Operating Activities
For the year ended December 31, 2025, net cash used in operating activities totaled $22.9 million, primarily driven by the net loss of $25.3 million for the period. Additional contributing factors included a $0.4 million increase in inventory to support increasing demand, offset by a $2.1 million increase in accrued expenses and other current liabilities, mainly due to research and development expenses, as well as $0.8 million increase in stock-based compensation expenses due to new grants and stock option accelerations.
For the year ended December 31, 2024, net cash used in operating activities was $20.1 million, primarily attributable to the net loss of $19.9 million. Cash outflows were further impacted by a $0.4 million increase in inventory to meet increased demand, as well as 0.2 million increase in stock-based compensation expenses due to new grants.

Net Cash Used in Investing Activities
Net cash used in investing activities during the years ended December 31, 2025 and 2024 was $0.1 million and $0.2 million, respectively, and consisted of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the year ended December 31, 2025 consisted primarily of $23.4 million in net proceeds from the IPO, and $0.2 million in proceeds from the exercise of options on common stock and warrants. For the year ended December 31, 2024, net cash provided by financing activities was $15.1 million, which consisted of $15.0 million proceeds from the sales of our preferred stocks, and $0.1 million in proceeds from the exercise of options on common stock.
Contractual Obligations and Commitments
Our contractual obligations at December 31, 2025 include operating lease payments of $1.0 million due within 24 months and $2.7 million in outstanding purchase commitment for the development agreement with Canon Inc. due in 15 months, which takes into account an increase of $1.0 million due to the increased features in the specification pursuant to an amendment to the original development agreement with Canon, Inc. executed in March 2026. We expect to fund these obligations through our existing cash balances and cash flows from operations.
The Company had no off-balance-sheet arrangements that have or are reasonably likely to have a material effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.
Critical Accounting Estimates
Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. Preparation thereof requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and certain items included in the footnotes to our financial statements. See Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to our financial statements included elsewhere in this Annual Report for information about our significant accounting policies. While we believe the processes used in developing our estimates to be reasonable, actual amounts may differ from estimates. The following reflects the critical accounting estimates used in the preparation of our financial statements. The term “critical accounting estimates” refers to those estimates that involve a significant level of estimation uncertainty that have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.
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
We account for stock-based compensation awards, including stock options to employees and non-employees, based on their estimated grant date fair value. We recognize the fair value of stock options, which vest based on continued service, on a straight-line basis over the requisite service period, which is generally four years. As described in detail in Note 12. STOCK-BASED COMPENSATION to our financial statements included elsewhere in this Annual Report, determining the fair value of stock-based compensation to be recorded typically involves the use of an option-pricing model (which, for our Company, is the Black-Scholes option-pricing model).

A significant level of estimation uncertainty arises from certain inputs to the Black-Scholes model. Those inputs include (i) the fair value of the underlying common stock and (ii) the volatility of that fair value.
Common Stock Valuation
We are required to estimate the fair value of the common stock underlying our stock-based awards when performing fair value calculations using the Black-Scholes option pricing model. Prior to the IPO, the fair value of the common stock underlying our stock-based awards was determined on each grant date by our board of directors or our compensation committee, with input from management, considering our most recently available third-party valuation of common shares. All options to purchase shares of our common stock were intended to be granted with an exercise price per share no less than the fair value per share of our common stock underlying those options on the date of grant, based on the information known to us on the date of grant.
Our determination of the value of our common stock was performed using methodologies, approaches and assumptions consistent with the American Institute of Certified Public Accountants (AICPA), Audit and Accounting Practice Aid Series: Valuation of Privately Held Company Equity Securities Issued as Compensation (the AICPA Practice Aid). In addition, our board of directors considered various objective and subjective factors to determine the fair value of our common stock, including:
•valuations of our common stock performed by independent third-party valuation specialists;
•the anticipated capital structure that will directly impact the value of the currently outstanding securities;
•our results of operations and financial position;
•the status of our research and development efforts;
•the composition of, and changes to, our management team and board of directors;
•the lack of liquidity of our common stock as a private company;
•our stage of development and business strategy and the material risks related to our business and industry;
•external market conditions affecting the life sciences and biotechnology industry sectors;
•U.S. and global economic conditions;
•the likelihood of achieving a liquidity event for the holders of our common stock, such as an IPO or a sale of our company, given prevailing market conditions; and
•the market value and volatility of comparable companies
The AICPA Practice Aid prescribes several valuation approaches for setting the value of an enterprise, such as the cost, income and market approaches, and various methodologies for allocating the value of an enterprise to its common stock. The cost approach establishes the value of an enterprise based on the cost of reproducing or replacing the property less depreciation and functional or economic obsolescence, if present. The income approach establishes the value of an enterprise based on the present value of future cash flows that are reasonably reflective of our future operations, discounting to the present value with an appropriate risk adjusted discount rate or capitalization rate. The market approach is based on the assumption that the value of an asset is equal to the value of a substitute asset with the same characteristics.
Our Board of Directors determined the income approach and market approach, including the back-solve method, were the most appropriate methods for estimating our enterprise value. Under the income approach, we estimated the value based upon our projected financial performance. Under the back-solve method in the market approach, we estimated the value based upon our prior sales of redeemable convertible preferred stock to unrelated third parties, as well as secondary transactions undertaken in our preferred securities, using the option pricing method (the “OPM”). The back-solve analysis considered the post-transaction liquidation preferences, participation caps, dividends, conversion features, and our capital structure immediately following the closing of each financing round. Other market approaches included analyses based on the valuation of comparable publicly traded companies and mergers and acquisitions observed in related industries. We then applied these derived multiples or values to our financial metrics to estimate our market value.
For valuations performed prior to December 31, 2024, the allocation of these enterprise values to each part of our capital structure, including our common stock and redeemable convertible preferred stock, was done utilizing the OPM. The OPM treats the rights of the holders of redeemable convertible preferred and common stock as equivalent to call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of redeemable convertible preferred stock, as well as their rights to participation and conversion. Thus, the estimated value of the common stock can be determined by estimating the value of its portion of each of these call option rights. The OPM back-solve derives the implied equity value of a company from a recent transaction involving our own securities issued on an arms-length basis.
For our valuations performed on or after December 31, 2024, the allocation of these enterprise values to each our share classes was done utilizing the hybrid method. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the OPM. The PWERM considers the enterprise value under various exit scenarios including an initial public offering (the “IPO Scenario”) and staying private, our estimate of the timing of each scenario and weightings based on our estimate of the probability of each event occurring. Our equity value under the IPO Scenario was estimated based on benchmarking analyses performed by the company and its bankers using market data observed for companies with recent IPOs. The equity value under the IPO Scenario was allocated to our capital stock using an IPO scenario analysis that contemplates the timing, size, valuation, and probability of an IPO event in the future. The stay private scenario estimated our equity value using an income approach based on our financial projections and market approaches based on the valuation of comparable publicly traded companies and mergers and acquisitions observed in related industries. Further, we used the OPM back-solve method and market indexing valuation method under the market approach with respect to the secondary transactions in our redeemable convertible preferred stock. The equity value was then allocated to our capital stock based on the OPM.
After the equity value is determined and allocated to the various share classes, a discount for lack of marketability (“DLOM”) is applied to arrive at the fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date of our stock options to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.
For valuations after the completion of our IPO, the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date of grant on the Nasdaq stock exchange.
Emerging Growth Company and Smaller Reporting Company Status
We are an emerging growth company under the Jumpstart Our Business Startups Act (JOBS Act). Under the JOBS Act, we can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards and as a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates. However, we may elect to early adopt any new or revised accounting standards whenever such early adoption is permitted for non-public companies. We may take advantage of these exemptions up until the time that we are no longer an emerging growth company.
We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of our IPO, (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year, or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.
We are also a smaller reporting company as defined by Rule 12b-2 of the Exchange Act because both the market value of our stock held by non-affiliates is less than $700 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.
Recently Issued Accounting Pronouncements
See Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES to our financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our financial statements.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of CapsoVision, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of CapsoVision, Inc. (the “Company”) as of December 31, 2025 and 2024, the related statements of operations and comprehensive loss, convertible preferred stock and stockholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Going Concern Uncertainty
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and negative cash outflows from operations. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly US, LLP
Santa Clara, California
March 26, 2026
We have served as the Company’s auditor since 2024.

CAPSOVISION, INC.
BALANCE SHEETS
(in thousands, except par value and share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current Assets
Cash and cash equivalents	$10,112	$9,319
Accounts receivable, net	2,498	2,001
Inventory	2,987	2,629
Prepaid expenses and other current assets	1,072	898
Total current assets	16,669	14,847
Property and equipment, net	611	720
Operating lease right-of-use assets	843	1,195
Other long-term assets	41	41
TOTAL ASSETS	$18,164	$16,803

LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,143	$749
Accrued expenses and other current liabilities	2,697	569
Deferred revenue	177	132
Operating lease liabilities – current	410	351
Total current liabilities	4,427	1,801

Operating lease liabilities – long-term	477	887
Total liabilities	4,904	2,688

Commitments and contingencies - Note 9

Convertible Preferred Stock (each Series: $0.001 par value)
Series A, B, C, C-1, D, D-1, D-2, E, F-1, F-2, G, G-1, H: none and 153,682,280 shares authorized, none and 38,665,583 issued and outstanding, and liquidation preference of none and $152,378 as of December 31, 2025 and December 31, 2024, respectively	—	143,625

CAPSOVISION, INC.
BALANCE SHEETS (continued)
(in thousands, except par value and share amounts)

	December 31, 2025	December 31, 2024
Convertible Preferred Stock (each Series: $0.001 par value) (continued)
Total convertible preferred stock	—	143,625

Stockholders’ Equity
Common stock, $0.001 par value: 300,000,000 and 190,000,000 shares authorized; 46,865,051 and 2,090,945 issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	47	2
Additional paid-in capital	168,878	838
Accumulated deficit	(155,665)	(130,350)
Total stockholders’ equity (deficit)	13,260	(129,510)
TOTAL LIABILITIES, CONVERTIBLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)	$18,164	$16,803

CAPSOVISION, INC.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per-share amounts)

	Years Ended December 31,
	2025	2024

Net revenue	$13,554	$11,756

Costs of revenue	6,381	$5,379

Gross profit	7,173	6,377

OPERATING EXPENSES
Selling and marketing	7,530	6,967
Research and development	18,310	15,120
General and administrative	6,849	4,207
Total operating expenses	32,689	26,294

Operating loss	(25,516)	(19,917)

NON-OPERATING INCOME
Interest income, net	269	26
Other non-operating income (expense), net	(44)	4
Total non-operating income, net	225	30

Loss before income taxes	(25,291)	(19,887)

Provision for income taxes	24	11

Net loss and comprehensive loss	$(25,315)	$(19,898)

Net loss per share – basic and diluted	$(1.03)	$(9.85)

Weighted average common shares outstanding – basic and diluted	24,555,381	2,020,077

CAPSOVISION, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
December 31, 2023	35,559,025	$128,625	1,837,036	$2	$607	$(110,452)	$(109,843)
Issuance of Series H convertible preferred stock	3,106,558	15,000	—	—	—	—	—
Issuance of common stock upon exercises of stock options	—	—	253,909	—	75	—	75
Stock-based compensation	—	—	—	—	156	—	156
Net loss	—	—	—	—	—	(19,898)	(19,898)
December 31, 2024	38,665,583	$143,625	2,090,945	$2	$838	$(130,350)	$(129,510)
Conversion of all convertible preferred stock to common stock - initial public offering	(38,665,583)	(143,625)	38,665,583	39	143,586	—	143,625
Issuance of common stock in initial public offering, net of issuance costs	—	—	5,629,978	6	22,848	—	22,854
Issuance of Underwriters Warrants	—	—	—	—	519	—	519
Issuance of common stock upon promissory note repayment	—	—	7,508	—	31	—	31
Reverse stock split rounddown and cash in lieu payment	—	—	(108)	—	(1)	—	(1)
Issuance of common stock upon exercises of stock options	—	—	438,808	—	158	—	158

The accompanying notes are an integral part of these financial statements.	118

CAPSOVISION, INC.
STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

Issuance of common stock upon exercises of warrants	—	—	15,015	—	73	—	73
Issuance of common stock upon vesting of restricted stock units	—	—	17,322	—	—	—	—
Stock-based compensation	—	—	—	—	826	—	826
Net loss	—	—	—	—	—	(25,315)	(25,315)
December 31, 2025	—	$—	46,865,051	$47	$168,878	$(155,665)	$13,260

The accompanying notes are an integral part of these financial statements.	119

CAPSOVISION, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(25,315)	$(19,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216	206
Loss on disposal of property and equipment	1	—
Amortization of operating lease right-of-use assets	351	315
Unrealized foreign exchange (gains) losses	(173)	103
Stock in lieu of debt repayment	31	—
Stock-based compensation	826	156
Bad debt expense	11	8
Changes in operating assets and liabilities:
Accounts receivable	(478)	(176)
Inventory	(358)	(434)
Prepaid expenses and other current assets	(174)	(316)
Other long-term assets	—	1
Accounts payable	376	388
Accrued expenses and other current liabilities	2,128	(204)
Deferred revenue	45	36
Operating lease liabilities	(351)	(276)
Net cash used in operating activities	$(22,864)	$(20,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(90)	(153)
Net cash used in investing activities	$(90)	$(153)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of Series H convertible preferred stock	—	15,000
Proceeds from IPO, net of commissions	26,557	—
Payment of IPO offering costs	(3,184)	—
Proceeds from promissory note issuance	1,000	—
Repayment of promissory note	(1,000)	—
Proceeds from exercises of options on common stock and warrants	231	74
Net cash provided by financing activities	$23,604	$15,074

Net increase (decrease) in cash and cash equivalents	650	(5,170)
Effect of exchange rate changes on cash and cash equivalents	143	(70)
Cash and cash equivalents at beginning of period	9,319	14,559
Cash and cash equivalents at end of year	$10,112	$9,319

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for income taxes	$9	$6
Cash paid for interest	15	—
NON-CASH FINANCING AND INVESTING ACTIVITIES

The accompanying notes are an integral part of these financial statements.	120

CAPSOVISION, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

Underwriters warrants issued in connection with the IPO	$519	—
Conversion of convertible preferred stock into common stock upon initial public offering	$143,625	—
CAPSOVISION, INC.
NOTES TO FINANCIAL STATEMENTS
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
CapsoCam Plus® was cleared by the U.S. Food and Drug Administration ("FDA") in 2016 and has since been approved in various other countries. CapsoColon 3D® is completing the second arm of our pivotal clinical study with planned submission for regulatory clearance, starting with the FDA, and we anticipate filing with the FDA in the third quarter of 2026. The Company is subject to risks and uncertainties common to life sciences companies including, but not limited to, risks associated with the success of research and development, risks associated with contract manufacturing, competition from other companies, protection of intellectual property and the risk of litigation related thereto, compliance with government regulations, and the ability to secure additional capital to fund operations and research & development. Current and future programs, including for products focused on other areas of the GI system, will require significant research and development efforts, extensive clinical testing, and submissions for regulatory approval prior to commercialization.
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

The accompanying notes are an integral part of these financial statements.	121

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
In connection to the IPO, the Company amended and restated its certificate of incorporation (the “Restated Certificate”), under which authorized capital stock consists of 300,000,000 and 190,000,000 shares of common stock as of December 31, 2025 and December 31, 2024, respectively. Authorized common stock is reserved for future issuance, including pursuant to outstanding equity awards and future equity awards under the 2005 Plan and the 2025 Plan as further described in Note 11. COMMON STOCK.
On July 2, 2025, immediately prior to the completion of the Company’s IPO and upon the receipt by the Company of a written request consented to by holders of a majority of the Preferred Stock, all shares of the Company’s convertible preferred stock converted into shares of the Company’s common stock.
2. GOING CONCERN
The Company has incurred operating losses and negative cash flows from operations since its inception. Since the launch of CapsoCam Plus® in 2016, the Company has been able to fund increasing portions of its operating expenses from sales. However, the Company has continued to incur operating losses, net losses, and negative operating cash flows. The Company expects to continue to experience similar circumstances until existing and future products’ sales yield further growth in revenues, achievement of break-even, and realization of future operating income, net income, and positive operating cash flows. As of December 31, 2025, the Company had cash and cash equivalents of $10,112. For the year then ended December 31, 2025, the Company had an operating loss of $25,516, a net loss and comprehensive loss of $25,315, and net cash used in operating activities of $22,864. The Company, having evaluated the extant facts and circumstances, concluded that the facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. While the Company completed the IPO in July 2025 and raised approximately $23.4 million in net proceeds, as well as subsequent private placement further discussed in 17. SUBSEQUENT EVENTS, it is not probable that these funds are sufficient to fund expenditures necessary to achieve sales growth and innovation objectives. The Company intends to consummate additional capital raising activities, but there is no certainty as to such capital raising activities occurring at all, or occurring with sufficient timing or magnitude, sufficient to alleviate such substantial doubt.
3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Any reference in these notes as it concerns U.S. GAAP is meant to refer to authoritative pronouncements as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) issued by the Financial Accounting Standards Board (“FASB”).
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Reporting Entity
The Company’s organizational structure reflects a single incorporated entity, CapsoVision, Inc.. This single entity has a foreign branch and physical presence in Taiwan, Republic of China, which is an extension of the U.S. corporation.

The accompanying notes are an integral part of these financial statements.	122

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
Foreign Currency
The reporting currency for the financial statements of the Company is the United States Dollar. The functional currency of the U.S. corporation, and its foreign branch which is an extension of the U.S. corporation, is the U.S. Dollar. The assets, liabilities, and expenses of the Company’s foreign branch recorded in local currency are remeasured into the U.S. Dollar each period, with associated gains and losses included in operating expenses (as a component of general and administrative expenses). Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date with associated gains and losses included in operating expenses (as a component of general and administrative expenses). For the years ended December 31, 2025 and 2024, the Company recorded $193 and $(93), respectively, of net foreign exchange gains (losses) as components of general and administrative expenses.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires the making and usage of estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosure of contingent assets and liabilities, if any. The Company bases its estimates on historical experience when available and on other assumptions that management believes are reasonable under the circumstances. The Company seeks to moderate the influence of subjectivity and estimation uncertainty through reliance on useful information from market participants and peers wherever possible. Estimates and assumptions affect various financial statement amounts and their related disclosures, including, but not limited to, the recognition of revenue, underwriters' warrants valuation, stock based compensation, research and development expenses, income tax-related amounts, lease-related amounts, and allowances for credit losses. Actual results could materially differ from estimates.
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

The accompanying notes are an integral part of these financial statements.	123

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
The Company’s concentration risk related to revenues relates primarily to its product revenues being derived from a single product. With respect to customers, for the year ended December 31, 2025, the same customer represented 9% of our revenue and 22% of our accounts receivable as of December 31, 2025. For the year ended December 31, 2024, that same customer represented 10% of our revenue and 21% of our accounts receivable as of December 31, 2024.
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

The accompanying notes are an integral part of these financial statements.	124

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

The accompanying notes are an integral part of these financial statements.	125

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
Costs of Revenue
Costs of revenue include materials, direct labor, and manufacturing overhead costs related to sold products, as well as certain period costs such as non-allocated overhead, scrap, and outbound freight costs, fees paid to physicians for providing reading services, and the costs of operating the Company’s cloud-based software-as-a-service offering for video delivery such as shipping costs, processing costs, and data storage costs. Shipping and handling costs directly related to bringing products to their final point of sale are included in costs of revenue and were $117 and $51 for the years ended December 31, 2025 and 2024, respectively.
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

The accompanying notes are an integral part of these financial statements.	126

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
For the years ended December 31, 2025 and 2024, the Company incurred $6,391 and $7,647, respectively, of expenses related to ongoing clinical trial activities which are included within research and development expenses.
Net Loss Per Share
Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period without consideration of potentially dilutive securities. Diluted net loss per share reflects the potential dilution that could occur if options or warrants on common stock were exercised or convertible preferred stock shares were converted into common stock. Diluted net loss per share is the same as basic net loss per common share since the effect of the potentially dilutive securities are anti-dilutive. Potential dilutive common share equivalents consist of incremental common shares issuable upon exercise of vested stock options, common stock warrants, and the Company’s various series of convertible preferred stock. Upon completion of the IPO in July 2025, all outstanding shares of preferred stock were converted into shares of Company's common stock (after giving effect to the 1-for-3.33 reverse stock split). Subsequent to the conversion, only common stock remains outstanding. Accordingly, the two-class method is no longer applicable for periods after the IPO.
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
Inventory
Inventories, consisting of materials, direct labor and manufacturing overhead, are subdivided into raw materials, work in process, and finished goods and are stated at the lower of cost (average cost) or net realizable value.
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

Asset Class	Estimated Useful Life
Machinery & equipment	5 years
Computer equipment and office equipment	3 to 5 years

The accompanying notes are an integral part of these financial statements.	127

Purchased software	3 to 5 years
Leasehold improvements	Shorter of remaining lease term or useful life
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

The accompanying notes are an integral part of these financial statements.	128

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
The Company’s employee and nonemployee stock-based compensation awards granted on or before December 31, 2025 contain only service conditions for vesting. The Company recognizes stock-based compensation cost as a component of the related functional expense (costs of revenue or category of operating expenses) on a straight-line basis over the requisite service period, which is explicitly stated in the case of awards issued to employees and implicitly understood to be the period over which services are provided for nonemployees. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with pre-vesting forfeitures.
Stock-based compensation awards in the form of the restricted stock units (the "RSUs") are issued to the Directors of CapsoVision, Inc, who are not employed by the Company ("Non-Employee Directors"). These RSUs are issued in lieu of annual cash compensation (annual base retainer). Each RSU granted to the Non-Employee Directors represents a right to receive one share of the Company common stock when the RSU vests. The Company estimates compensation cost based on the grant date fair value and recognizes the expense on a graded vesting basis over the vesting period of the award. Please, see Note 12. STOCK-BASED COMPENSATION for details.
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

The accompanying notes are an integral part of these financial statements.	129

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
The Company accounts for uncertain tax positions in accordance with a two-step model. Firstly, a recognition threshold must be met; a tax benefit from an uncertain tax position may only be recognized if the tax position would, more likely than not, be sustained by the taxing authority assuming an examination and the application of typical practices and precedents. Secondly, a measurement rule is applied; the amount of tax benefit that can be recognized is the portion that is greater than 50% likely of being realized upon a settlement. The determination as to whether a tax benefit will, more likely than not, be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances, without consideration of detection risk. As of December 31, 2025 and 2024 the Company’s uncertain tax positions were principally related to the non-recognition of a portion of Federal and U.S. state research and development tax credits. The Company recognizes any interest and penalties associated with its income tax positions in the provision for income taxes.
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
In June 2024, the FASB issued ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures ("ASU 2023-09"). The new guidance provides for disclosure on an annual basis of the following: (i) specific categories in the rate reconciliation, and (ii) additional information for reconciling items that meet a quantitative threshold of greater than 5% of the amount computed by multiplying pretax income (or loss) by the applicable statutory income tax rate. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024; early adoption is permitted. The Company adopted this standard for the fiscal year 2025 annual financial statements and has applied this standard prospectively which had a disclosure only impact on its financial statements. See Note 14. INCOME TAXES.
Accounting Pronouncements Issued and Not Yet Adopted
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

The accompanying notes are an integral part of these financial statements.	130

December 15, 2027; early adoption is permitted. The new guidance may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact ASU 2024-03 will have on its disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends certain aspects of the accounting for and disclosure of internal-use software costs. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted and the amendments should be applied either prospectively to financial statements issued for reporting periods after the effective date, retrospectively to any or all prior periods presented in the financial statements, or through a modified prospective transition approach which is based on the status of the project and whether software costs were capitalized before the date of adoption. The Company is currently evaluating the impact ASU 2025-06 will have on its disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which provides clarity about current interim disclosure requirements and adds a disclosure principle that requires entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. The amendments are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, for public business entities and for interim reporting periods within annual reporting periods beginning after December 15, 2028, for entities other than public business entities. Early adoption is permitted for all entities. The amendments in this Update can be applied either (1) prospectively or (2) retrospectively to any or all prior periods presented in the financial statements. At the same time, the FASB issued ASU 2025-12 - Codification Improvements. The amendments are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If an entity adopts the amendments in this Update in an interim period, it must adopt them as of the beginning of the annual reporting period that includes that interim reporting period. An entity may elect to early adopt the amendments on an issue-by-issue basis. The Company is currently evaluating the impact ASU 2025-11 and ASU 2025-12 will have on its disclosures.
4. FAIR VALUE MEASUREMENTS
The Company’s demand deposit accounts include money market demand deposits which constitute cash, given the lack of investment restrictions or redemption conditions and the ability to immediately withdraw funds. The carrying amounts of the Company’s financial assets (which include cash and accounts receivable) and liabilities (which include accounts payable) approximate fair value due to their insensitivity to interest rates and/or close proximity to their maturities and qualify as Level 1 measurements. There were no transfers between Level 1, 2 or 3 during any periods presented.
5. BALANCE SHEET COMPONENTS
Inventory
Inventory comprised the following amounts:

	December 31, 2025	December 31, 2024
Finished goods	$107	$176
Work in process	994	897
Raw materials	1,886	1,556
Inventory	$2,987	$2,629

The accompanying notes are an integral part of these financial statements.	131

For the years ended December 31, 2025 and December 31, 2024, there were no provisions to write down inventories.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets comprised the following amounts:

	December 31, 2025	December 31, 2024
Prepayment for insurance	$324	$64
Advance payments for inventory purchases	$300	$349
Deferred initial public offering costs	—	225
Other	448	260
Prepaid expenses and other current assets	$1,072	$898
Deferred initial public offering costs are specific incremental costs directly attributable to an initial public offering of equity securities that were reclassified from current assets to stockholders' equity and recorded as reductions to the gross proceeds from the offering.
Property and Equipment, Net
Property and equipment comprised the following amounts:

	December 31, 2025	December 31, 2024
Machinery and equipment	$928	$821
Computer equipment, office equipment, and purchased software	101	101
Leasehold improvements	157	157
Accumulated depreciation and amortization	(575)	(359)
Property and equipment, net	$611	$720
Depreciation and amortization expenses of $216 and $206 for the years ended December 31, 2025 and 2024, respectively, were recorded within costs of revenue and components of operating expenses.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities comprised the following:

	December 31, 2025	December 31, 2024
Accrued compensation	$568	$349
Accrued clinical trial expenses	83	13
Accrued R&D expenses	1,448	—
Accrued sales taxes	79	67
Other	519	140
Accrued expenses and other current liabilities	$2,697	$569

The accompanying notes are an integral part of these financial statements.	132

6. REVENUE AND DEFERRED REVENUE
Total revenue disaggregated by geographic source, type of customer, and products or services was as follows.

	Years Ended December 31,
	2025	2024
United States (medical practice, clinic, and hospital customers):
Products (capsules and capsule reading devices)	$9,741	$8,302
Services (cloud-based video delivery and reading services)	916	780
Outside United States (distributor customers):
Products (capsules and capsule reading devices)	2,897	2,674
Total revenue	$13,554	$11,756
For the years ended December 31, 2025 and 2024, U.S. service revenues included (i) $621 and $548, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $295 and $232, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).
Product revenues outside the United States are attributable to individual foreign countries based upon shipment destination. The Company’s distributor customers outside the United States typically serve the countries in which they are domiciled (and may distribute to adjacent countries or territories). Outside the United States, for the year ended December 31, 2025, product revenues included $1,248 and $598 attributable to France and Germany, respectively, with the balance attributable to other countries; for the year ended December 31, 2024 product revenues included $1,160 and $565 attributable to France and Germany, respectively, with the balance attributable to other countries.
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
The Company's deferred revenue balance was $177, $132 and $96 as of December 31, 2025, December 31, 2024 and December 31, 2023, respectively. During the year ended December 31, 2025, the Company recognized $132 of revenue that was included in deferred revenue as of December 31, 2024. During the year ended December 31, 2024, the Company recognized $96 of revenue that was included in deferred revenue as of December 31, 2023.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $110 and $103 for the years ended December 31, 2025 and 2024, respectively.
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

The accompanying notes are an integral part of these financial statements.	133

$1,000 and accrued interest were repaid in cash on July 11, 2025. After repayment, there were no outstanding liabilities or obligations in connection with the promissory note.
8. LEASES
The Company has operating leases for office and manufacturing space in California and office space in Taiwan, Republic of China, with remaining lease terms ranging from under one year to approximately two years as of December 31, 2025.
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

	Years Ended December 31,
	2025	2024
Operating lease expense	$474	$476
Short-term lease expense	37	34
Total lease expense	$511	$510
Lease-related amounts reflected in the balance sheet and data related thereto were as follows.

	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	$843	$1,195

Operating lease liabilities - current	$410	$351
Operating lease liabilities – long-term	477	887
Total operating lease liabilities	$887	$1,238

Weighted average remaining lease term	2.0 years	3.0 years
Weighted average discount rate	11.8%	11.8%

	Years Ended December 31,
	2025	2024
Variable lease payments related to operating leases	$—	$39
Cash payments related to operating leases	$474	$437

The accompanying notes are an integral part of these financial statements.	134

Future minimum lease payments under non-cancellable leases are as follows as of December 31, 2025.

2026	488
2027	503
Less: interest	(104)
Total operating lease liabilities	$887
9. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company, post-acquisition of raw materials, relies significantly upon third-party contract manufacturers located in Taiwan. Management believes that supply risks related to dependence on fewer key suppliers or contract manufacturers, and political risk, can potentially be hedged with the use of more than one supplier and a readiness to quickly adjust the supply chain (and geographic sourcing within Asia).
On July 15, 2025, the Company entered into a development agreement with Canon Inc., a Japanese corporation, for the development of complementary metal-oxide-semiconductor (“CMOS”) image sensor samples to allow the Company to evaluate functionality and performance, conduct clinical evaluation of capsule endoscopies that incorporate Canon image sensors and obtain FDA 510(k) clearance thereof. Under the Agreement, the Company agreed to pay Canon a fee of approximately $4.1 million for Canon’s development efforts, which is comprised of (a) an initial fee of $1.0 million that was paid in cash on July 31, 2025 upon the Agreement’s effectiveness, and (b) following delivery of a specified number of CMOS image sensors meeting agreed specifications within the required timeframe, a remaining development fee of approximately $3.1 million. Additionally, due to the changes in the development scope by the end of fiscal year 2025, Canon and the Company agreed to increase the development fee by $1.0 million and executed an amendment to the original development agreement in March 2026. For the year ended December 31, 2025 we recognized $2.4 million in R&D expenses. The outstanding balance due to Canon was $1.4 million and included in Accrued Expenses and Other Current Liabilities in the balance sheet as of December 31, 2025. The outstanding purchase commitment for this agreement as of December 31, 2025 is $2.7 million.
Receipt of Federal Government Assistance
In April 2025, the Company received cash related to refundable payroll tax credits from the U.S. Federal government in the amount of $208 reflecting receipt of credit claims related to calendar 2020 and 2021 remitted to the U.S. Internal Revenue Service under the Employee Retention Credit program, a source of COVID-19 pandemic era Federal relief. This amount, due to the uncertainty of eventual receipt following claims made, was not recognized until receipt in the year ended December 31, 2025 and was reflected within general and administrative expenses given its relationship to payroll taxes reflected as operating expenses. There can be no assurance that the Company’s program benefit received may not be examined, and if examined, possibly challenged as to a portion or all of the benefit received which, if required to be returned, would have an adverse impact on the Company’s liquidity.
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

The accompanying notes are an integral part of these financial statements.	135

reasonably estimated. The Company is not a party to any material litigation, arbitration, claims or proceedings and therefore did not have any contingency-related liabilities as of December 31, 2025 and December 31, 2024.
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
As of December 31, 2024, the Company had 14,461,804 shares of Series H Preferred Stock (“Series H”), par value $0.001 per share, for an original issue price of $4.83 per share. These shares were issued to various investors in the period of November 2019 to December 31, 2024 pursuant to the original financing round and subsequent extensions thereof, resulting in proceeds of $69,829 (net of issuance costs of zero) as of December 31, 2024. There were no issuances of Series H in the year ended December 31, 2025.
Immediately prior to the closing of the Company’s IPO on July 3, 2025 and upon the receipt by the Company of a written request consented to by holders of a majority of the Preferred Stock on July 2, 2025, all shares of the Company’s then-outstanding convertible preferred stock converted into shares of the Company’s common stock. Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue none and 153,682,280 shares of $0.001 par value convertible preferred stock as of December 31, 2025, and December 31, 2024, respectively.
Convertible preferred stock outstanding as of December 31, 2024 consisted of the following (in thousands, except share amounts.)

Series	Year	Shares		Liquidation	Carrying
Preferred	Issued	Authorized	Outstanding	Amount	Value
Series A	2006	17,962,675	5,394,197	$4,850	$4,850
Series B	2008	6,000,000	1,801,802	$4,319	$4,319
Series C	2010	5,747,127	880,187	$2,550	$2,550
Series C-1	2011	3,876,405	848,599	$2,515	$2,515
Series D	2011	2,222,222	520,519	$1,560	$1,560
Series D-1	2012	6,766,666	166,833	$500	$500
Series D-2*	2012	11,083,333	2,920,649	$17,506	$8,753
Series E	2014	14,000,000	4,151,977	$15,900	$15,900
Series F-1	2016	13,043,479	1,201,203	$4,600	$4,600
Series F-2	2016	12,000,000	2,498,498	$10,400	$10,400
Series G	2018	5,926,000	1,779,559	$8,000	$8,000
Series G-1	2018	6,896,552	2,039,756	$9,849	$9,849
Series H	2019	48,157,821	14,461,804	$69,829	$69,829
		153,682,280	38,665,583	$152,378	$143,625
* Liquidation preference includes two times the original issue price per share.
All Series of preferred stock are collectively referred to as the “Preferred Stock”.

The accompanying notes are an integral part of these financial statements.	136

Convertible Preferred Stock - Conversion Rights
Preferred Stock shares might be converted into shares of common stock at a ratio determined by dividing the original issuance price by the conversion price (the “Conversion Rate”). The conversion price was initially set at the original issuance price and might be adjusted downward, or upward, thereby reciprocally adjusting the Conversion Rate, for capital stock events such as stock splits, stock dividends, reorganizations, or other events where the consideration received relative to the number of shares issued would imperil or dilute holders of Preferred Stock. Thus, the Conversion Rate was 1:1 at original issuance. As further described in Note 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, under the caption "Reverse Stock Split", the Company effectuated a reverse split of its issued and outstanding common stock which resulted in an automatic adjustment (reduction) to the Conversion Rates on all Series of Preferred Stock; there were no adjustments to Conversion Rates on any Series of Preferred Stock since original issuance and prior to the Reverse Stock Split.
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

The accompanying notes are an integral part of these financial statements.	137

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

The accompanying notes are an integral part of these financial statements.	138

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
Common Stock Warrants
In connection with the IPO share issuances, the Company issued to the IPO underwriters warrants to purchase an aggregate of 168,898 shares of Common Stock (including 3,898 shares of Common Stock issued in connection with the Over-allotment Exercise (the "Over-allotment Exercise Underwriters' Warrants"), collectively referred to as the “Underwriters' Warrants”. The Underwriters' Warrants are exercisable at a per share exercise price equal to $6.25 and are exercisable at any time and from time to time, in whole or in part, for a term of five years commencing from the first day of the seventh month after July 3, 2025 (the “Original Closing Date”), and terminating on July 1, 2030.
All of the Underwriters’ Warrants were outstanding as of December 31, 2025. The warrants were classified as equity and the fair value of $519 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following assumptions:

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
Common Stock
Pursuant to the Company’s certificate of incorporation, as amended and restated, for its $0.001 par value common stock, the Company had 300,000,000 authorized shares at December 31, 2025 and 190,000,000 authorized shares at December 31, 2024, and had 46,865,051 and 2,090,945 issued and outstanding shares, as of December 31, 2025 and December 31, 2024, respectively.
Authorized common stock was reserved for future issuance as follows, including pursuant to outstanding equity awards and future equity awards under the 2005 Plan and the 2025 Plan.

The accompanying notes are an integral part of these financial statements.	139

	December 31, 2025	December 31, 2024
Conversion of preferred stock	—	38,665,583
Exercises of stock options under 2005 Plan	1,627,097	2,298,947
Exercises of stock options under 2025 Plan	348,551	—
Exercises of warrants	168,898	15,015
Reserved for future grants under 2005 Plan	—	880,007
Reserved for future grants under 2025 Plan	3,838,331	—
Total reserved shares of common stock	5,982,877	41,859,552
12. STOCK-BASED COMPENSATION
2025 Stock Plan
The 2025 Plan, which was adopted by the Company's Board of Directors in May 2025 and approved by the Company's stockholders in June 2025, became effective upon the consummation of the IPO. Upon the effectiveness of the 2025 Plan, the 2005 Plan was terminated and no further grants may be made under the 2005 Plan. The Company's 2025 Plan provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, stock bonuses, restricted stock, stock units and other forms of awards including cash awards to its officers, directors, employees, consultants and advisors of the Company.
A total of 4,204,204 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2025 Plan. Shares subject to outstanding awards granted under the 2005 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2025 Plan. In addition, the share limit will automatically increase on the first trading day in January of each year (commencing with 2026) by an amount equal to (1) 4% of the total number of shares of our common stock that are issued and outstanding on the last trading day in December in the prior year, or (2) lesser number as determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2025 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for new award grants under the 2025 Plan. As of December 31, 2025, a total of 3,838,331 shares is available for award purposes under the 2025 Plan.
Amended and Restated 2005 Stock Plan
Pursuant to the 2005 Plan, the Company granted equity-based incentive awards prior to the IPO to the Company’s employees, directors, and consultants.  The 2005 Plan permitted the grant of stock options (either Incentive Stock Options (“ISO” – employees only) or Non-Qualified Stock Options (“NQSO”)) and restricted stock awards (“RSA”); only ISOs and NQSOs were outstanding during the periods presented. Under the 2005 Plan, 880,007 shares of common stock were reserved for issuance at December 31, 2024. Upon the effectiveness of the 2025 Plan, the 2005 Plan was terminated and no new awards were granted under the 2005 Plan after the IPO, and there were no shares of common stock available for new award grants as of December 31, 2025 under the 2005 Plan.
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
The Company, outside of the 2005 Plan, previously issued an insignificant number of warrants to purchase its common stock; of these, all have expired or been exercised with no shares remaining outstanding at December 31, 2025 and 15,015 warranted common shares remaining outstanding at December 31, 2024. Being

The accompanying notes are an integral part of these financial statements.	140

outside of the 2005 Plan, they are excluded from the stock option award activity and stock-based compensation presentations which follow. The Company previously recognized immaterial warrant-related expense.
Stock Option Modification
Effective August 27, 2025, the Company's Chief Financial Officer (the "Former Executive") stepped down from his position with the Company. As part of the termination of employment of the Former Executive, there were certain supplementary modifications to the Former Executive's non-vested stock option awards including acceleration of some non-vested shares and extension of their post-termination exercise period, and voluntary forfeiture of the remaining non-vested stock option awards. During the year ended December 31, 2025, the Company recorded a one-time, noncash incremental stock-based compensation expense net of required reversal of previously recognized compensation in the amount of $159 related to these stock option award modifications which was included in General and administrative expenses in the condensed statement of operations. The Company accounted for the resulting net incremental stock option award modification compensation in accordance with ASC Topic 718, Compensation - Stock Compensation.
Stock Options
Stock option activity for the year ended December 31, 2025 was as follows.

	Options on Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding (vested and expected to vest) as of December 31, 2024	2,298,905	$0.47	7.5	$4,961
Granted	534,722	5.20
Exercised	(438,808)	0.36		4,532
Forfeited, canceled, or expired	(419,171)	0.66
Outstanding (vested and expected to vest) as of December 31, 2025	1,975,648	1.74	7.2	$17,869
Exercisable as of December 31, 2025	880,289	0.46	4.7	$9,005
The aggregate intrinsic values are calculated as the differences between the exercise prices of the underlying options and the fair value of the Company’s common stock for options that were in the money. The Company had 1,095,359 unvested stock options outstanding as of December 31, 2025.
As of December 31, 2025, unrecognized compensation cost of $2,734 related to outstanding unvested stock options is expected to be recognized as expense over a weighted average period of 1.8 years.
The weighted-average fair value of options granted during the years ended December 31, 2025 and 2024, was $3.70 and $1.83 per share, respectively. The total fair value of options vested were $798 and $72 during the years ended December 31, 2025 and 2024, respectively.
During the years ended December 31, 2025 and 2024, 438,808 and 253,909 stock options were exercised and satisfied with newly-issued shares, resulting in cash proceeds of $158 and $75, respectively.

The accompanying notes are an integral part of these financial statements.	141

The following table summarizes Black-Scholes option pricing model weighted-average assumptions.

Year Ended December 31
	2025	2024
Risk-free interest rate	3.81%	4.30%
Expected term	6.05 years	6.05 years
Volatility of common stock	79.6%	73.4%
Expected dividend rate	— %	— %
In estimating the fair value of the underlying common stock prior to IPO, the Company utilized a third party valuation firm whose analyses supported management's concluded estimate. Post IPO the fair value of the underlying common stock is based on the Company’s closing stock price on the date of grant.
Restricted Stock Units
On September 15, 2025 the Company granted a total of 17,322 restricted stock units (RSUs) to its six non-employee directors utilizing a fair market value (FMV) of $4.33 per share of the Company's common stock on the grant date. These RSUs vested on December 31, 2025.

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding as of December 31, 2024	—
Granted	17,322	$4.33
Vested	(17,322)
Outstanding as of December 31, 2025	—
For the year ended December 31, 2025, the Company recorded $75 in stock-based compensation related to RSUs. The total fair value of RSUs vested during the year ended December 31, 2025 was approximately $185.
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

	Years Ended December 31,
	2025	2024
Costs of revenue	$9	$2
Selling and marketing	20	17
Research and development	212	53
General and administrative	585	84
Total stock-based compensation expense	$826	$156

The accompanying notes are an integral part of these financial statements.	142

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
14. INCOME TAXES
The domestic and foreign components of loss before income taxes are as follows.

	Year ended December 31,
	2025	2024
Domestic	$(24,424)	$(19,220)
Foreign	(867)	(667)
Loss before income taxes	$(25,291)	$(19,887)
The components of the income tax provision are as follows.

	Year ended December 31,
	2025	2024
Current provision
U.S. Federal	$—	$—
U.S. State	11	4
Foreign	13	7
Total current provision	$24	$11

Deferred provision
U.S. Federal	—	—
U.S. State	—	—
Foreign	—	—
Total deferred provision	—	—
Total income tax provision	$24	$11

The accompanying notes are an integral part of these financial statements.	143

The reconciliation between the Company's effective tax rate and the statutory tax rate for the year ended December 31, 2025 is as follows:

	Year Ended December 31, 2025
	Amount	Percent
U.S. Federal statutory tax rate	$(5,311)	21.0%
State and local income tax, net of federal taxes	11	(0.04)%
Foreign tax effects
Taiwan
Local income taxes	13	(0.05)%
Effects of changes in tax laws or rates enacted in the current period	—	—%
Tax credits
Research and development tax credits	—	—%
Changes in valuation allowance	5,213	(20.6)%
Nontaxable or nondeductible items	100	(0.4)%
Other Adjustments	(1)	—%
Total effective tax rate	$24	(0.1)%
The reconciliation between the Company's effective tax rate and the statutory tax rate for the year ended December 31, 2024 is as follows:

Year Ended December 31, 2024
Federal statutory income tax rate	21.0%
Permanent book-tax differences	(0.4)%
State income taxes, net of federal benefit	3.7%
Federal and State research and development tax credits	(0.8)%
Change in valuation allowance	(23.6)%
Other	—%
Total effective tax rate	(0.1)%
The amounts of cash paid for income taxes by the Company are as follows:

Amount
California	$1
Massachusetts	0.5
North Carolina	1.0
New York State	5.6
Total cash paid for income taxes (net of refunds)	$8
On July 4, 2025, the One Big Beautiful Bill was enacted (“OBBBA”), introducing significant and wide-ranging changes to the U.S. federal tax system. Significant components include restoration of 100% accelerated tax depreciation on qualifying property including expansion to cover qualified production property.   Another major aspect includes the return to immediate expensing of domestic research and experimental expenditures (“R&E”) which in some cases may include retroactive application back to 2021 for businesses with gross receipts of less than $31 million or accelerated tax deductions of R&E that was previously capitalized for larger businesses.  The

The accompanying notes are an integral part of these financial statements.	144

legislation also reinstates EBITDA-based interest deductions for tax purposes and makes several business tax incentives permanent.  Less favorable business provisions include limitations on tax deductions for charitable contributions.
Deferred income taxes are accounted for using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial reporting basis and the tax basis of assets and liabilities, as measured by enacted state and federal tax rates.
The main components of deferred tax assets (liabilities) are as follows.

	December 31, 2025	December 31, 2024
Deferred tax assets:
Net operating loss carryforwards	$32,568	$26,441
Capitalized R&D expenses	5,087	5,657
Research and development tax credits	1,318	1,318
Accrued expenses	443	95
Operating lease liabilities	212	306
Other	42	13
Total deferred tax assets	39,670	33,830
Valuation allowance	(39,295)	(33,384)
Deferred tax assets less valuation allowance	375	446

Deferred tax liabilities:
Depreciation	(132)	(151)
Operating lease right-of-use assets	(202)	(295)
Unrealized gains/losses	(41)	—
Total deferred tax liabilities	(375)	(446)
Net deferred tax assets	$—	$—
Valuation Allowance Considerations
A valuation allowance against a deferred tax asset must be established when it is “more likely than not” that all, or a portion of, deferred tax assets will not be realized. A review of all available positive and negative evidence needs to be considered, including the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. After consideration of all the information available, in particular the Company’s accumulated deficit and history of operating losses, it was concluded that uncertainty exists with respect to future realization of deferred tax assets. The valuation allowance increased during the years ended December 31, 2025 and December 31, 2024 in the amounts of $5,912 and $4,700, respectively.
Net Operating Losses and Tax Credit Carryforwards
The Company has experienced and generated net operating losses (“NOLs”) for tax purposes since inception. As of December 31, 2025 (December 31, 2024), total available gross (pre-tax) Federal and U.S. state NOL carryforward amounts were $126,094 and $93,244 ($100,304 and $79,481), respectively. Under the Federal Tax Cuts and Jobs Act of 2017, NOLs incurred in tax years beginning on or after January 1, 2018, are carried forward indefinitely and subject to a usage limitation of 80% of taxable income; NOLs incurred in tax years prior to January 1, 2018, are subject to a twenty-year carryforward before expiring and not subject to a usage limitation of taxable income. As of December 31, 2025 (December 31, 2024), total Federal and U.S. state research and development tax credit carryforward amounts, net of unrecognized tax benefits, were 1,318 (1,318), respectively.

The accompanying notes are an integral part of these financial statements.	145

NOLs and tax credit carryforward values are as follows as of December 31, 2025.

	Amount	Expiration Term
Net Operating Losses (gross; pre-tax)
NOLs – Federal (arising after December 31, 2017)	$77,974	No expiry
NOLs – Federal (arising before January 1, 2018)	$48,120	2027
NOLs – State - indefinite	$3,327	No expiry
NOLs – State – definite lived	$89,917	2028

R&D Tax Credits
R&D tax credits – Federal and State	$1,318	2033
Utilization of NOL carryforwards and research and development tax credit carryforwards may be subject to a substantial annual limitation under Section 382 of the Internal Revenue Code of 1986 as amended (“Section 382”), or, for states, state laws, due to ownership changes that have occurred previously or that could occur in the future. These ownership changes may limit the amount of carryforwards that can be utilized annually to offset future taxable income.
In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain stockholders or public groups in the stock of a corporation by more than 50% over a three-year period. The Company has not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception. If the Company has experienced a change of control, as defined by Section 382, at any time since inception, utilization of the NOL carryforwards or research and development tax credit carryforwards would be subject to an annual limitation under Section 382. Any limitation may result in expiration of a portion of the NOL carryforwards or research and development tax credit carryforwards before utilization.
Section 174 Capitalization
OBBBA made changes to Section 174 of the Internal Revenue Code of 1986 as amended for taxable years beginning December 31, 2024 with the Company being able to deduct domestic research and experimental (R&E) expenditures in the year they are incurred when before these costs were capitalized and amortized over 5 years. The Company is still required to capitalize foreign R&E costs and amortize them over 15 years.
For the tax year ended December 31, 2025 the Company incurred $3,545 of foreign R&D expenses which were capitalized and are being amortized over the respective period noted above. For the tax year ended December 31, 2024 the Company incurred $13,910 and $1,116 of domestic and foreign R&D expenses, respectively, which were capitalized and are being amortized over the respective periods noted above. These amounts are reflected in gross deferred tax assets (together with previous periods’ amounts, net of amounts amortized for tax purposes).

The accompanying notes are an integral part of these financial statements.	146

Uncertain Tax Positions
A reconciliation of the beginning and ending balance of total unrecognized tax benefits on a tax-effected basis for follows; these relate principally to research and development credit carryforwards.

Unrecognized tax benefits, December 31, 2023	$1,634
Additions for current tax positions	3
Changes for previous tax positions	(165)
Unrecognized tax benefits, December 31, 2024	$1,472
Additions for current tax positions	12
Changes for previous tax positions	—
Unrecognized tax benefits, December 31, 2025	$1,484
The Company has not yet conducted a study of its research and development credit carryforwards. This study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, the tax assets associated with the research and development credit carryforwards have been fully offset with a reserve. A full valuation allowance has been provided against the Company’s net deferred tax assets, and if an adjustment to the net unrecognized tax benefits were to occur, this adjustment would be offset by an equal adjustment to the valuation allowance.
The Company has recognized no interest and penalties associated with substantially all of its unrecognized tax benefits. There are no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months of the reporting date.
The Company files U.S. Federal and State income tax returns in jurisdictions with varying statutes of limitations. In the normal course of business, the Company is subject to examination by taxing authorities throughout the U.S. These examinations could include examining the timing and amount of deductions, the allocation of income among various tax jurisdictions and compliance with laws.
The Company’s remaining open tax years subject to examination by federal and state tax authorities include the years ended December 31, 2019, through 2025 in the U.S and December 31, 2020 through 2025 in the Company’s foreign operations. However, for tax years from inception through the present, federal and state taxing authorities may examine and adjust loss carryforwards in the years in which those loss carryforwards are ultimately utilized. There are currently no pending income tax examinations.
15. NET LOSS PER SHARE

	Years Ended December 31,
	2025	2024
Numerator:
Net loss – basic and diluted	$(25,315)	$(19,898)
Denominator:
Weighted-average number of shares of common stock outstanding – basic and diluted	24,555,381	2,020,077
Net loss per share – basic and diluted	$(1.03)	$(9.85)
Basic net loss per share is the same as diluted net loss per share as the inclusion of potential common shares outstanding would have been anti-dilutive. The Company's convertible preferred stock Series constitute

The accompanying notes are an integral part of these financial statements.	147

participating securities; however, as a result of the net loss position, they are excluded from the calculation of basic net loss per share.
Potentially dilutive securities that were not included in the preceding calculations because they would be anti-dilutive were as follows.

	Years Ended December 31,
	2025	2024
Convertible preferred stock (all series)	19,279,825	38,665,583
Warrants on common stock	90,763	15,015
Options on common stock	2,027,469	2,298,947
Restricted Stock Units	5,078	—
Total	21,403,135	40,979,545
16. RELATED PARTIES
For the year ended December 31, 2025, the Company's material transactions with related parties were limited to a promissory note described in Note 7. NOTE PAYABLE and certain R&D expenses ($1,207 and $320 for the years ended December 31, 2025 and December 31, 2024, respectively) for non-recurring engineering services with an R&D and manufacturing services vendor that holds an insignificant percentage of the Company's capital stock. There were no other material transactions with related parties during the years ended December 31, 2025 and December 31, 2024 and no amounts due from or to related parties at December 31, 2025 or December 31, 2024.
17. SUBSEQUENT EVENTS
On February 12, 2026 the Company signed a consulting agreement with Wen-Hung Tsai, one of the Company's shareholders and a former member of the Company's Board of Directors (till February 26, 2024). Per the consulting agreement Mr.Wen-Hung Tsai will provide strategic advice, help with industrial affiliation and partnerships, as well as work on the supply chain establishment for new products. As compensation for his services, the Company granted to Mr.Wen-Hung Tsai on February 12, 2026 an option to purchase 250,000 shares of the Company's Common Stock under the Company’s 2025 Equity Incentive Plan. Eighty percent (80%) of the option grant is scheduled to vest and become exercisable on February 12, 2027. The remaining portion of the option grant is scheduled to vest and become exercisable in three (3) equal monthly installments on the same day of each successful calendar month following February 12, 2027.
On March 16, 2026, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with selected accredited investors (the “Investors”), for the purposes of raising approximately $14 million in aggregate gross proceeds for the Company (the “Private Placement”). Pursuant to the terms of the Securities Purchase Agreement, the Company agreed to issue and sell to the Investors in the Private Placement an aggregate of 2,867,089 shares (the “Shares”) of common stock of the Company, par value $0.001 per share (the “Common Stock”), at $4.883 per Share. The closing of the Private Placement occurred on March 16, 2026. The Company intends to use the net proceeds from the Private Placement for general corporate purposes, including sales and marketing, research and development activities, general and administrative matters, working capital and capital expenditures.
In connection with the Private Placement, the Company entered into a registration rights agreement, dated March 16, 2026 (the “Registration Rights Agreement”), with the Investors, pursuant to which, among other things, the Company will (i) prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the Shares within 90 days after the closing of the Private Placement, and (ii) use commercially reasonable efforts to have such registration statement declared effective as soon as reasonably

The accompanying notes are an integral part of these financial statements.	148

practicable following the filing thereof with the SEC. The Registration Rights Agreement contains customary terms and conditions for a transaction of this type.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures
None.
Item 9A. Controls and Procedures
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
Based on our management’s evaluation (with the participation of our Chief Executive Officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of December 31, 2025, the end of the period covered by this Annual Report. Please see below for the disclosure of the Company's material weaknesses in internal control and the remediation plan.
Material Weaknesses in Internal Control over Financial Reporting
Prior to our IPO, we have been a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. We identified two material weaknesses in our financial reporting process as of December 31, 2024, which have not been fully remediated during the fiscal year ended December 31, 2025. The first material weakness relates to our failure to design or maintain sufficient controls over implementation of information technology general controls or complementary user entity controls for applications (such as our enterprise resource planning system ("ERP"), payroll, and stock option management IT systems) used in the preparation of our financial statements. More specifically, we did not design or maintain sufficient controls related to user access provisioning and monitoring, change management, program development and data management. The second material weakness relates to a lack of segregation of duties in the financial reporting function due to a limited number of staff performing the financial reporting function. More specifically, there is a limited level of multiple reviews among those tasked with preparing our financial records and with respect to our existing ERP system proper segregation of duties was not enforced (i.e., for journal entries, we did not always divide responsibilities with one person responsible for making the journal entry and a different person responsible for approving the journal entry).
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

The accompanying notes are an integral part of these financial statements.	149

Entity level controls and business process controls and established an Internal Controls over Financial Reporting ("ICFR") program, covering planning, risk assessment, scoping and testing that we implemented during the quarter ended September 30, 2025 with regular status updates to the Audit Committee. In the quarter ended December 31, 2025, we started the implementation of a new ERP system.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Management’s Report on Internal Control over Financial Reporting
This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Item 9B. Other Information
Trading arrangements
During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as such terms are defined pursuant to Item 408(a) of Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdiction that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
In late August 2025, Kevin Lundquist stepped down as Chief Financial Officer of the Company. The responsibilities of principal financial officer and principal accounting officer were assumed by David Garcia, Senior VP of Finance who joined the Company on November 3, 2025.
On September 22, 2025, Rebecca Petersen, the Company’s Senior Director of Clinical Affairs, notified the Company of her planned retirement effective on October 15, 2025. Concurrently, the Company promoted Keri Jorgenson to Director of Clinical Operations and, Ms. Jorgenson, together with the other members of the clinical operations team, assumed responsibility for the Company’s clinical development operations and activities.
We have adopted a Code of Ethics and Business Conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the Investor Relations - Governance - Documents & Charters section of our website, which is located at www.capsovision.com. If the Company ever were to amend or waive any provision of its code of business conduct and ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, the Company intends to satisfy its disclosure obligations, if any, with respect to any such waiver or amendment by posting such information on its website set forth above rather than by filing a Current Report on Form 8-K. In the case of a waiver for an executive officer or a director, the disclosure required under applicable Nasdaq listing standards also will be made available on our website.
We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report as Exhibit 19.1.
The remaining information required by this Item will be set forth in the sections headed “Nominees for Election to the Board of Directors” and “The Board of Directors and Certain Governance Matters” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this Item will be set forth in the section headed “Executive Compensation” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owner and Management and Related Stockholder Matters
The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item will be set forth in the section headed “Certain Relationships and Related Person Transactions” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section headed “Principal Accountant Fees and Services” in the Proxy Statement to be filed with the SEC within 120 days after the Company’s fiscal year end and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules
The following documents are filed as part of this Annual Report:
(a) Financial Statements. See Index to Financial Statements included in the financial statements in this Annual Report.
(b) Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the financial statements or notes thereto included in the Index to Financial Statements of this Annual Report.
(c) Exhibits. The exhibits required to be filed as part of this Annual Report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

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
4.2
Amended and Restated Investors’ Rights Agreement, dated November 21, 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 3, 2025 (File No. 001-42705)).

4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement (File No. 333-287148), filed on June 27, 2025).
10.01#	2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.07 to the Registrant’s Registration Statement (File No. 333-287148), filed on May 9, 2025).
10.02#	Form Agreements under 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.08 to the Registrant’s Registration Statement (File No. 333-287148), filed on May 9, 2025).
10.03#	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.09 to Amendment No. 3 to the Registrant’s Registration Statement (File No. 333-287148), filed on June 27, 2025).
10.04#
Form of Stock Option Grant Agreement pursuant to 2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.08 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42705) filed on November 13, 2025).

10.05#	CapsoVision, Inc Director Compensation Policy (incorporated by reference to Exhibit 10.06 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42705) filed on November 13, 2025).
10.06#	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.07 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-42705) filed on November 13, 2025).
10.07#†	Form of Indemnification Agreement for Directors and Officers (amended on December 22, 2025)
10.08*
Amendment to Sample Purchase Agreement, dated March 9, 2026, by and between the Company and Canon, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on March 13, 2026)

10.09†	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on March 20, 2026).
10.10†	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on March 20, 2026).

14.1†	CapsoVision, Inc Code of Conduct and Ethics.
19.1†	CapsoVision, Inc Insider Trading Policy.
23.1†	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm.
24.1†	Power of Attorney. Reference is made to the signature page hereto.
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†	CapsoVision, Inc Recoupment of Certain Compensation Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSOVISION, INC.

Date: March 26, 2026	By:	/s/ Kang-Huai (Johnny) Wang
Kang-Huai (Johnny) Wang
President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kang-Huai (Johnny) Wang and David Garcia and each of them, as his or her true and lawful attorneys-in-fact and agents, and each of them, with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Act of 1933, as amended, this registration statement has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kang-Huai (Johnny) Wang	Director, President and Chief Executive Officer (Principal Executive Officer)	March 26, 2026
Kang-Huai (Johnny) Wang

/s/ David Garcia	Senior VP of Finance (Principal Financial Officer and Principal Accounting Officer)	March 26, 2026
David Garcia

/s/ Chen Lung Tsai	Chairman of the Board of Directors	March 26, 2026
Chen Lung Tsai

/s/ Hui Ying (Patty) Kuo	Director	March 26, 2026
Hui Ying (Patty) Kuo

/s/ Julia Gouw	Director	March 26, 2026
Julia Gouw

/s/ Michele Harari	Director	March 26, 2026
Michele Harari

/s/ Joanne Imperial, M.D.	Director	March 26, 2026
Joanne Imperial, M.D.

/s/ Wen-Herng (Henry) King	Director	March 26, 2026
Wen-Herng (Henry) King