Form 10-Q
period 2026-03-31
CapsoVision, Inc
filed 2026-05-14
CIK 1378325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Yes ☐   No ☒
As of May 12, 2026, the registrant had 49,963,586 shares of common stock, $0.001 par value per share, outstanding.

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
•our expected timing and enrollment size of the second arm pivotal study of our second-generation of CapsoCam Colon capsule and our expected timing for submission of 510(k) application for our second-generation of CapsoCam Colon capsule;
•our expected receipt of and related timing for FDA 510(k) clearance of our CapsoCam Colon capsule and related sales;
•our expected timing and enrollment size of our study CapsoCam UGI system and our expected resubmission of the Breakthrough Device Designation application following the study;
ii

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAPSOVISION, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except par value and share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$17,933	$10,112
Accounts receivable, net	1,925	2,498
Inventory	3,491	2,987
Prepaid expenses and other current assets	1,151	1,072
Total current assets	24,500	16,669
Property and equipment, net	620	611
Operating lease right-of-use assets	749	843
Other long-term assets	76	41
TOTAL ASSETS	$25,945	$18,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,359	$1,143
Accrued expenses and other current liabilities	3,494	2,697
Deferred revenue	84	177
Operating lease liabilities – current	426	410
Total current liabilities	5,363	4,427

Operating lease liabilities – long-term	362	477
Total liabilities	5,725	4,904

Commitments and contingencies - Note 8

Stockholders’ Equity
Common stock, $0.001 par value: 300,000,000 shares authorized as of March 31, 2026; 49,838,867 and 46,865,051 issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	50	47
Additional paid-in capital	182,868	168,878
Accumulated deficit	(162,698)	(155,665)
Total stockholders’ equity	20,220	13,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,945	$18,164

The accompanying notes are an integral part of these condensed financial statements.	1

CAPSOVISION, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per-share amounts)

	Three Months Ended March 31,
	2026	2025

Net revenue	$2,792	$2,783

Costs of revenue	$1,463	$1,289

Gross profit	1,329	1,494

OPERATING EXPENSES
Selling and marketing	2,091	1,961
Research and development	4,435	3,107
General and administrative	1,896	1,808
Total operating expenses	8,422	6,876

Operating loss	(7,093)	(5,382)

NON-OPERATING INCOME
Interest income, net	59	6
Other non-operating income, net	1	1
Total non-operating income, net	60	7

Loss before income taxes	(7,033)	(5,375)

Provision for income taxes	—	—

Net loss and comprehensive loss	$(7,033)	$(5,375)

Net loss per share – basic and diluted	$(0.15)	$(2.49)

Weighted average common shares outstanding – basic and diluted	47,456,908	2,157,627

The accompanying notes are an integral part of these condensed financial statements.	2

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2025	—	$—	46,865,051	$47	$168,878	$(155,665)	$13,260
Issuance of common stock upon Private Placement, net of issuance cost	—	—	2,867,089	3	13,617	—	13,620
Issuance of common stock upon exercises of stock options	—	—	106,727	—	39	—	39
Stock-based compensation	—	—	—	—	334	—	334
Net loss	—	—	—	—	—	(7,033)	(7,033)
March 31, 2026	—	$—	49,838,867	$50	$182,868	$(162,698)	$20,220

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2024	38,665,583	$143,625	2,090,945	$2	$838	$(130,350)	$(129,510)
Issuance of common stock upon exercises of stock options	—	—	87,549	—	34	—	34
Stock-based compensation	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	(5,375)	(5,375)
March 31, 2025	38,665,583	$143,625	2,178,494	$2	$1,024	$(135,725)	$(134,699)

The accompanying notes are an integral part of these condensed financial statements.	3

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,033)	$(5,375)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56	52
Loss on disposal of property and equipment	1	—
Amortization of operating lease right-of-use assets	94	85
Unrealized foreign exchange gains	(4)	(12)
Stock-based compensation	334	152
Bad debt expense	—	11
Changes in operating assets and liabilities:
Accounts receivable	594	296
Inventory	(504)	(408)
Prepaid expenses and other current assets	8	(621)
Other long-term assets	(35)	—
Accounts payable	198	134
Accrued expenses and other current liabilities	417	833
Deferred revenue	(93)	(48)
Operating lease liabilities	(99)	(85)
Net cash used in operating activities	$(6,066)	$(4,986)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48)	(40)
Net cash used in investing activities	$(48)	$(40)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Private Placement	14,000	—
Payment of Private Placement issuance costs	(87)	—
Proceeds from exercises of options on common stock and warrants	39	34
Net cash provided by financing activities	$13,952	$34

Net increase (decrease) in cash and cash equivalents	7,838	(4,992)
Effect of exchange rate changes on cash and cash equivalents	(17)	71
Cash and cash equivalents at beginning of period	10,112	9,319
Cash and cash equivalents at end of period	$17,933	$4,398

NON-CASH FINANCING AND INVESTING ACTIVITIES
Private Placement issuance costs in accounts payable and accruals	$380	$—

The accompanying notes are an integral part of these condensed financial statements.	4

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
The Company’s core technology platform is an orally ingestible capsule including multiple cameras facilitating 360 degree imaging, light-emitting diodes for measurement, onboard memory storage, and battery life permitting recording and onboard storage of video images. This platform obviates the need for external data transmission or for a patient to remain in a medical facility throughout the digestive cycle. The Company’s products consist of (i) the on-market CapsoCam Plus®, directed at the small intestines, and (ii) the in-development CapsoColon 3D® directed at the large intestines (colon). Stored video imagery is downloaded from capsules with a data access device, CapsoAccess® and enabling software, CapsoView®. This video access solution permits on-site, on-demand video download and viewing by customers. The Company operates the CapsoCloud® cloud-based software-as-a-service ecosystem as an off-premise video access and download solution. Using CapsoCloud®, retrieved capsules are sent by customers to a centralized processing center for video downloading; patient video content is then made available via web portal or dedicated app access for customers to view, download, and generate patient reports. The Company’s services also include video reading; pursuant to this offering, physician customers may purchase a video reading and generation of patient report carried out by a second physician.
CapsoCam Plus® was cleared by the U.S. Food and Drug Administration ("FDA") in 2016 and has since been approved in various other countries. CapsoColon 3D® is completing the second arm of our pivotal clinical study with planned submission for regulatory clearance, starting with the FDA, and we anticipate filing with the FDA in the third quarter of 2026. The Company is subject to risks and uncertainties common to life sciences companies including, but not limited to, risks associated with the success of research and development, risks associated with contract manufacturing, competition from other companies, protection of intellectual property and the risk of litigation related thereto, compliance with government regulations, and the ability to secure additional capital to fund operations and research and development. Current and future programs, including for products focused on other areas of the GI system, will require significant research and development efforts, extensive clinical testing, and submissions for regulatory approval prior to commercialization.
Private Placement
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
In connection with the Private Placement, the Company entered into a registration rights agreement, dated March 16, 2026 (the “Registration Rights Agreement”), with the Investors, pursuant to which, among other things, the Company will (i) prepare and file with the Securities and Exchange Commission (the “SEC”) a registration statement to register for resale the Shares within 90 days after the closing of the Private Placement, and (ii) use

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
commercially reasonable efforts to have such registration statement declared effective as soon as reasonably practicable following the filing thereof with the SEC. The Registration Rights Agreement contains customary terms and conditions for a transaction of this type. On April 22, 2026, the SEC declared effective the registration of the Shares sold in the Private Placement.
2. GOING CONCERN
The Company has incurred operating losses and negative cash flows from operations since its inception. Since the launch of CapsoCam Plus® in 2016, the Company has been able to fund increasing portions of its operating expenses from sales. However, the Company has continued to incur operating losses, net losses, and negative operating cash flows. The Company expects to continue to experience similar circumstances until existing and future products’ sales yield further growth in revenues, achievement of break-even, and realization of future operating income, net income, and positive operating cash flows. As of March 31, 2026, the Company had cash and cash equivalents of $17,933. For the three months ended March 31, 2026, the Company had an operating loss of $7,093, a net loss and comprehensive loss of $7,033, and net cash used in operating activities of $6,066. The Company, having evaluated the extant facts and circumstances, concluded that the facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. While the Company raised approximately $14 million in gross proceeds resulting from subsequent Private Placement described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE and further discussed in Note 9. COMMON STOCK, it is not probable that these funds are sufficient to fund expenditures necessary to achieve sales growth and innovation objectives. The Company intends to consummate additional capital raising activities, but there is no certainty as to such capital raising activities occurring at all, or occurring with sufficient timing or magnitude, sufficient to alleviate such substantial doubt.
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
These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to effect fair presentation of financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025, and cash flows for the three months ended March 31, 2026 and 2025. The condensed balance sheet at December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the audited annual financial statements.
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
Private Placement Issuance Costs
The Company accounts for costs directly attributable to the issuance of equity securities in a private placement as a reduction to the gross proceeds received from the offering, in accordance with ASC 340-10 and ASC 505-10. These costs typically include legal, accounting, advisory, and other professional fees, as well as regulatory and filing fees, that are incremental and would not have been incurred absent the private placement transaction.
Issuance costs are initially recorded as deferred assets within prepaid expenses and other current assets on the balance sheet until the closing of the private placement. Upon closing, the total amount of issuance costs incurred is reclassified as a reduction to additional paid-in capital (APIC) within stockholders’ equity. This treatment ensures that the net proceeds from the private placement reflect the actual funds available to the Company after all directly related costs.
The Company's legal and advisory cost directly attributable to the Private Placement of approximately $380 and other incremental costs associated with the SEC registration of shares issued as a result of the Private Placement are qualified as issuance costs and recorded to stockholder's equity as a reduction to the gross proceeds from the offering in the period when they are incurred.
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
Foreign Currency
The reporting currency for the financial statements of the Company is the United States Dollar. The functional currency of the U.S. corporation, and its foreign branch which is an extension of the U.S. corporation, is the U.S. Dollar. The assets, liabilities, and expenses of the Company’s foreign branch recorded in local currency are remeasured into the U.S. Dollar each period, with associated gains and losses included in operating expenses (as a component of general and administrative expenses). Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date with associated gains and losses included in operating expenses (as a component of general and administrative expenses). For the three months ended March 31, 2026 and 2025, the Company recorded $7 and $(6), respectively, of net foreign exchange gains (losses) as components of general and administrative expenses.
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
The following table summarizes the information about the Company’s concentration of customers:

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)

	Customer A	Customer B
Revenues, customer concentration risk
Three Months Ended March 31, 2026	12%	10%

Accounts receivable, customer concentration risk
As of March 31, 2026	31%	12%
As of December 31, 2025	22%	Less than 10%
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
Costs of Revenue
Costs of revenue include materials, direct labor, and manufacturing overhead costs related to sold products, as well as certain period costs such as non-allocated overhead, scrap, and outbound freight costs, fees paid to

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
physicians for providing reading services, and the costs of operating the Company’s cloud-based software-as-a-service offering for video delivery such as shipping costs, processing costs, and data storage costs. Shipping and handling costs directly related to bringing products to their final point of sale are included in costs of revenue and were $35 and $17 for the three months ended March 31, 2026 and 2025, respectively.
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
Research and Development Expenses (including Clinical Trial Expenses)
Research and development ("R&D") costs are expensed as incurred in accordance with ASC 730, Research and Development. Research and development expenses include costs directly attributable to the conduct of research and development programs, including salaries, bonuses, benefits, and stock-based compensation for employees focused on research and development or clinical trials, costs of independent contractors and outside vendors, costs of supplies consumed in or product inventory utilized in clinical trials, and the costs of clinical trial activities as charged within the negotiated budgets by trial sites or vendors responsible for multiple trial sites.
The Company capitalizes prepayments for goods or services, including trial device inventory, that will be used, consumed, or rendered for future research and development activities and recognizes expense as the related goods are delivered or services are performed. The Company also records expenses and accruals for estimated costs of research and development activities, including third party services for clinical trials. The Company bases its estimates on information available at the time. Costs for certain clinical trial activities are recognized based on the pattern of performance of the individual arrangements, which may differ from the pattern of billings incurred, and are reflected in the balance sheet as prepaid expenses or as accrued expenses. The Company recognizes R&D expenses for non-recurring engineering services from outside vendors calculated as an estimated percentage of completion based on management's estimated total effort for the programs.
For the three months ended March 31, 2026 and 2025, the Company incurred $1,634 and $697, respectively, of expenses related to ongoing clinical trial activities which are included within research and development expenses.
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
The Company’s employee and nonemployee stock-based compensation awards granted on or before March 31, 2026 contain only service conditions for vesting. The Company recognizes stock-based compensation cost as a component of the related functional expense (costs of revenue or category of operating expenses) on a straight-line basis over the requisite service period, which is explicitly stated in the case of awards issued to employees and implicitly understood to be the period over which services are provided for nonemployees. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with pre-vesting forfeitures.
Stock-based compensation awards in the form of the restricted stock units (the "RSUs") are issued to the Directors of CapsoVision, Inc, who are not employed by the Company ("Non-Employee Directors"). These RSUs are issued in lieu of annual cash compensation (annual base retainer). Each RSU granted to the Non-Employee Directors represents a right to receive one share of the Company common stock when the RSU vests. The Company estimates compensation cost based on the grant date fair value and recognizes the expense on a graded vesting basis over the vesting period of the award. Please, see Note 10. STOCK-BASED COMPENSATION for details.
Warrants
In connection with the IPO, offering costs related to legal, accounting, and underwriting costs were net with the proceeds and recorded as a reduction in additional paid in capital, in the stockholders’ equity section of the balance sheet. The Company also issued Underwriters Warrants (as defined in Note 9. COMMON STOCK) for services provided during the IPO to purchase 168,898 shares of common stock. The Underwriters Warrants are

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
accounted for as equity instruments and are included in the Stockholders’ Equity section of the balance sheet. The fair value of the Underwriters Warrants has been estimated using the Black-Scholes option pricing model.
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
The Company accounts for uncertain tax positions in accordance with a two-step model. Firstly, a recognition threshold must be met; a tax benefit from an uncertain tax position may only be recognized if the tax position would, more likely than not, be sustained by the taxing authority assuming an examination and the application of typical practices and precedents. Secondly, a measurement rule is applied; the amount of tax benefit that can be recognized is the portion that is greater than 50% likely of being realized upon a settlement. The determination as to whether a tax benefit will, more likely than not, be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances, without consideration of detection risk. As of March 31, 2026 and 2025 the Company’s uncertain tax positions were principally related to the non-recognition of a portion of Federal and U.S. state research and development tax credits. The Company recognizes any interest and penalties associated with its income tax positions in the provision for income taxes.
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
5. BALANCE SHEET COMPONENTS
Inventory
Inventory comprised the following amounts:

	March 31, 2026	December 31, 2025
Finished goods	$315	$107
Work in process	1,324	994
Raw materials	1,852	1,886
Inventory	$3,491	$2,987
For the three months ended March 31, 2026 and March 31, 2025, there were no provisions to write down inventories.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets comprised the following amounts:

	March 31, 2026	December 31, 2025
Prepayment for insurance	$245	$324
Advance payments for inventory purchases	292	300
Deferred Private Placement issuance costs	87	—

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)

Other	527	448
Prepaid expenses and other current assets	$1,151	$1,072
Deferred Private Placement issuance costs are specific incremental costs directly attributable to the SEC registration of shares issued as a result of the Private Placement and will be reclassified from current assets to stockholders' equity and recorded as reductions to the gross proceeds from the offering when the registration is completed.
Property and Equipment, Net
Property and equipment comprised the following amounts:

	March 31, 2026	December 31, 2025
Machinery and equipment	$993	$928
Computer equipment, office equipment, and purchased software	101	101
Leasehold improvements	157	157
Accumulated depreciation and amortization	(631)	(575)
Property and equipment, net	$620	$611
Depreciation and amortization expenses of $56 and $52 for the three months ended March 31, 2026 and 2025, respectively, were recorded within costs of revenue and components of operating expenses.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities comprised the following:

	March 31, 2026	December 31, 2025
Accrued compensation	$502	$568
Accrued clinical trial expenses	125	83
Accrued R&D expenses	2,085	1,448
Accrued sales taxes	40	79
Other	742	519
Accrued expenses and other current liabilities	$3,494	$2,697
6. REVENUE AND DEFERRED REVENUE
Total revenue disaggregated by geographic source, type of customer, and products or services was as follows.

	Three Months Ended March 31,
	2026	2025
United States (medical practice, clinic, and hospital customers):
Products (capsules and capsule reading devices)	$1,749	$1,916
Services (cloud-based video delivery and reading services)	266	232
Outside United States (distributor customers):
Products (capsules and capsule reading devices)	777	635
Total revenue	$2,792	$2,783

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
For the three months ended March 31, 2026 and 2025, U.S. service revenues included (i) $168 and $147, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $98 and $85, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).
Product revenues outside the United States are attributable to individual foreign countries based upon shipment destination. The Company’s distributor customers outside the United States typically serve the countries in which they are domiciled (and may distribute to adjacent countries or territories). Outside the United States, for the three months ended March 31, 2026, product revenues included $311 and $255 attributable to France and Germany, respectively, with the balance attributable to other countries; for the three months ended March 31, 2025 product revenues included $252 and $160 attributable to France and Germany, respectively, with the balance attributable to other countries.
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
The Company's deferred revenue balance was $84, $177 and $132 as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively. During the three months ended March 31, 2026, the Company recognized $177 of revenue that was included in deferred revenue as of December 31, 2025. During the three months ended March 31, 2025, the Company recognized $132 of revenue that was included in deferred revenue as of December 31, 2024.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $9 and $22 for the three months ended March 31, 2026 and 2025, respectively.
7. LEASES
The Company has operating leases for office and manufacturing space in California and office space in Taiwan, Republic of China, with remaining lease terms ranging from under one year to approximately two years as of March 31, 2026.
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

	Three Months Ended March 31,
	2026	2025
Operating lease expense	$118	$118
Short-term lease expense	11	9
Total lease expense	$129	$127

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Lease-related amounts reflected in the balance sheet and data related thereto were as follows.

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	$749	$843

Operating lease liabilities - current	$426	$410
Operating lease liabilities – long-term	362	477
Total operating lease liabilities	$788	$887

Weighted average remaining lease term	1.8 years	2.0 years
Weighted average discount rate	11.8%	11.8%

	Three Months Ended March 31,
	2026	2025
Variable lease payments related to operating leases	$(4)	$—
Cash payments related to operating leases	$122	$118
Future minimum lease payments under non-cancellable leases are as follows as of March 31, 2026.

2026	$366
2027	503
Less: interest	(81)
Total operating lease liabilities	$788
8. COMMITMENTS AND CONTINGENCIES
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
On July 15, 2025, the Company entered into a development agreement with Canon Inc., a Japanese corporation, for the development of complementary metal-oxide-semiconductor (“CMOS”) image sensor samples to allow the Company to evaluate functionality and performance, conduct clinical evaluation of capsule endoscopies that incorporate Canon image sensors and obtain FDA 510(k) clearance thereof. Under the Agreement, the Company agreed to pay Canon a fee of approximately $4.1 million for Canon’s development efforts, which is comprised of (a) an initial fee of $1.0 million that was paid in cash on July 31, 2025 upon the Agreement’s effectiveness, and (b) following delivery of a specified number of CMOS image sensors meeting agreed specifications within the required timeframe, a remaining development fee of approximately $3.1 million. Additionally, due to the changes in the development scope by the end of fiscal year 2025, Canon and the Company agreed to increase the development fee by $1.0 million and executed an amendment to the original development agreement in March 2026. For the three months ended March 31, 2026 we recognized $470 in R&D expenses for Canon development effort. The outstanding balance due to Canon was $1.8 million and included in Accrued Expenses and Other Current Liabilities in the balance sheet as of March 31, 2026. The outstanding purchase commitment for this agreement as of March 31, 2026 is $2.2 million.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Litigation and Legal Matters
The Company may be the subject of adverse litigation as a defendant, arbitration, claims, or proceedings related to things such as intellectual property infringement or disputes, commercial contract breaches or disputes, employment matters, or other matters in the ordinary course of business. Such matters are subject to many uncertainties and outcomes may be unpredictable. Such matters may be fully or partially mitigated by the effect of insurance coverage in place or counter-party indemnitors. The Company provides for liabilities via a charge to operating expenses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not a party to any material litigation, arbitration, claims or proceedings and therefore did not have any contingency-related liabilities as of March 31, 2026 and December 31, 2025.
9. COMMON STOCK
On March 16, 2026, the Company closed the Private Placement as described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE and issued and sold 2,867,089 shares of common stock at $4.883 per share.
On July 3, 2025, the Company completed its initial public offering ("IPO") of 5,500,000 shares of its common stock at a price to the public of $5.00 per share.
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
All of the Underwriters’ Warrants were outstanding as of March 31, 2026. The warrants were classified as equity and the fair value of $519 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following assumptions:

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
Common Stock
Pursuant to the Company’s certificate of incorporation, as amended and restated, for its $0.001 par value common stock, the Company had 300,000,000 authorized shares at March 31, 2026 and December 31, 2025, and had 49,838,867 and 46,865,051 issued and outstanding shares, as of March 31, 2026 and December 31, 2025, respectively.
Authorized common stock was reserved for future issuance as follows, including pursuant to outstanding equity awards and future equity awards under the 2005 Plan and the 2025 Plan.

	March 31, 2026	December 31, 2025
Exercises of stock options under 2005 Plan	1,518,680	1,627,097
Exercises of stock options under 2025 Plan	610,051	348,551
Restricted Stock Units under 2025 Plan	24,270	—
Exercises of warrants	168,898	168,898
Reserved for future grants under 2025 Plan	5,427,163	3,838,331
Total reserved shares of common stock	7,749,062	5,982,877
10. STOCK-BASED COMPENSATION
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
A total of 4,204,204 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2025 Plan. Shares subject to outstanding awards granted under the 2005 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2025 Plan. In addition, per the terms of the 2025 Plan, the share limit will automatically increase on the first trading day in January of each year (commencing with 2026) by an amount equal to (1) 4% of the total number of shares of our common stock that are issued and outstanding on the last trading day in December in the prior year, or (2) lesser number as determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2025 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for new award grants under the 2025 Plan. As of March 31, 2026, a total of 5,427,163 shares is available for award purposes under the 2025 Plan, including automatic increase on January 2, 2026 for 1,874,602 shares.
Amended and Restated 2005 Stock Plan
Pursuant to the 2005 Plan, the Company granted equity-based incentive awards prior to the IPO to the Company’s employees, directors, and consultants.  The 2005 Plan permitted the grant of stock options (either Incentive Stock Options (“ISO” – employees only) or Non-Qualified Stock Options (“NQSO”)) and restricted stock awards (“RSA”); only ISOs and NQSOs were outstanding during the periods presented. Upon the effectiveness of the 2025 Plan, the 2005 Plan was terminated and no new awards were granted under the 2005 Plan after the

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
IPO, and there were no shares of common stock available for new award grants as of March 31, 2026 under the 2005 Plan.
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
Stock Options
Stock option activity for the three months ended March 31, 2026 was as follows.

	Options on Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding (vested and expected to vest) as of December 31, 2025	1,975,648	$1.74	7.2	$17,869
Granted	261,500	4.77
Exercised	(106,727)	0.36		739
Forfeited, canceled, or expired	(1,690)	0.57
Outstanding (vested and expected to vest) as of March 31, 2026	2,128,731	$2.18	7.7	$11,314
Exercisable as of March 31, 2026	858,836	$0.53	5.6	$5,809
The aggregate intrinsic values are calculated as the differences between the exercise prices of the underlying options and the fair value of the Company’s common stock for options that were in the money. The Company had 1,269,895 unvested stock options outstanding as of March 31, 2026.
During the three months ended March 31, 2026 and 2025, 106,727 and 87,549 stock options were exercised and satisfied with newly-issued shares, resulting in cash proceeds of $39 and $34, respectively.
The following table summarizes Black-Scholes option pricing model weighted-average assumptions; for the three months ended March 31, 2025 ("none"), there were no grants.

Three Months Ended March 31
	2026	2025
Risk-free interest rate	3.73%	none
Expected term	5.54 years	none
Volatility of common stock	76.9%	none
Expected dividend rate	— %	none
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Restricted Stock Units
On March 19, 2026 the Company granted a total of 24,270 restricted stock units (RSUs) to its six Non-Employee Directors utilizing a fair market value (FMV) of $6.18 per share of the Company's common stock on the grant date. These RSUs are scheduled to vest as to 50% of the RSUs on June 30, 2026 and as to the remaining 50% of the RSUs on December 31, 2026 subject to the Non-Employee Director's continued service on the Board through such vesting date.

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding (expected to vest) as of December 31, 2025	—
Granted	24,270	$6.18
Vested	—
Outstanding (expected to vest) as of March 31, 2026	24,270
For the three months ended March 31, 2026, the Company recorded $37 in stock-based compensation related to RSUs.
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

	Three Months Ended March 31,
	2026	2025
Costs of revenue	$11	$4
Selling and marketing	3	10
Research and development	90	43
General and administrative	230	95
Total stock-based compensation expense	$334	$152
11. SEGMENTS
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
12. INCOME TAXES
The provision for income taxes for the three months ended March 31, 2026 and 2025 was not material. The Company continues to incur operating losses. The Company had an approximately zero effective tax rate for each of the three months ended March 31, 2026 and 2025, respectively. The effective tax rates differ significantly from the U.S. statutory tax rate, primarily due to the Company’s maintenance of a full valuation allowance against its net deferred tax assets in all periods presented.
13. NET LOSS PER SHARE

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss – basic and diluted	$(7,033)	$(5,375)
Denominator:
Weighted-average number of shares of common stock outstanding – basic and diluted	47,456,908	2,157,627
Net loss per share – basic and diluted	$(0.15)	$(2.49)
Basic net loss per share is the same as diluted net loss per share as the inclusion of potential common shares outstanding would have been anti-dilutive. The Company's convertible preferred stock Series constitute participating securities; however, as a result of the net loss position, they are excluded from the calculation of basic net loss per share.
Potentially dilutive securities that were not included in the preceding calculations because they would be anti-dilutive were as follows.

	Three Months Ended March 31,
	2026	2025
Convertible preferred stock (all series)	—	38,665,583
Warrants on common stock	168,898	15,015
Options on common stock	2,029,150	2,182,724
Restricted Stock Units	3,506	—
Total	2,201,554	40,863,322
14. RELATED PARTIES
On February 12, 2026 the Company signed a consulting agreement with Wen-Hung Tsai, one of the Company's shareholders and a former member of the Company's Board of Directors (till February 26, 2024). Per the consulting agreement Mr. Wen-Hung Tsai will provide strategic advice, help with industrial affiliation and partnerships, as well as work on the supply chain establishment for new products. As compensation for his services, the Company granted to Mr. Wen-Hung Tsai on February 12, 2026 an option to purchase 250,000 shares of the Company's Common Stock under the Company’s 2025 Equity Incentive Plan. Eighty percent (80%)

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
of the option grant is scheduled to vest and become exercisable on February 12, 2027. The remaining portion of the option grant is scheduled to vest and become exercisable in three (3) equal monthly installments on the same day of each successive calendar month following February 12, 2027.
On March 16, 2026, the Company closed the Private Placement as described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE and issued and sold to the Investors in the Private Placement 2,867,089 shares of common stock at $4.883 per share. Three out of four participating Investors were the Company's shareholders at the time of this transaction and invested $13.5 million in 2,764,693 Company's shares through the Private Placement.
For the three months ended March 31, 2026, the Company's other material transactions with related parties related to certain R&D expenses ($237 and $361 for the three months ended March 31, 2026 and March 31, 2025, respectively) for non-recurring engineering services with an R&D and manufacturing services vendor that holds an insignificant percentage of the Company's capital stock. The outstanding balance for the non-recurring services was included in Accrued Expenses and Other Current Liabilities in the condensed balance sheet as of March 31, 2026. There were no amounts due from related parties at March 31, 2026. There were no amounts due from or to related parties at December 31, 2025.
15. SUBSEQUENT EVENTS
On April 22, 2026, the SEC declared effective the registration statement on Form S-1 (File No. 333-295153) registering the resale of the Shares sold in the Private Placement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2025. In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements.”
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
We were founded in 2005 and are headquartered in Saratoga, California. We sell our small bowel capsule system to our provider customers (i.e., primarily gastroenterologists practicing in clinics and/or hospitals) both internationally and in the U.S. through our global sales and marketing team. In the U.S., we sell to customers directly. Internationally we sell both directly and through qualified exclusive distributors in specified regions. Our largest international shipping destinations in the three months ended March 31, 2026 include France, Germany, and Saudi Arabia. As of March 31, 2026, our CapsoCam Plus has been used in over 167,000 patients. We currently manufacture and intend to continue manufacturing our CapsoCam capsules included in our GI-tract capsule endoscopy solution (including CapsoCam Colon capsules). To assist us in manufacturing our GI-tract capsule endoscopy products, we rely on component suppliers and assembly manufacturers based in Asia (particularly Taiwan and Japan).
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
In the second quarter of 2025 we filed our 510(k) submission to the U.S. Food and Drug Administration (the “FDA”) for our initial CapsoCam Colon capsule endoscopy solution (the “First-Generation Product”). We received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the submission and approval for the First-Generation Product, and to prioritize our resources for the development of our second-generation of CapsoCam Colon capsule (the “Second-Generation Product”), which features improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the Second-Generation Product. As of the date of this

Quarterly Report, over 600 patients have been enrolled in the second arm pivotal study. We currently expects to submit the 510(k) application for the Second-Generation Product in the third quarter of 2026.
Since we continue to invest in AI to improve our existing products, we completed a clinical study to demonstrate the benefits of our incorporation of AI technology into CapsoCam Plus, our existing product for the small bowel. We submitted the related 510(k) application to the FDA in December 2025. We received feedback from the FDA in March 2026 and submitted our responses to the FDA in April 2026. We will continue engaging with the FDA and expect to obtain the FDA clearance by the middle of 2026. The commercialization is planned to begin shortly thereafter.
Longer term, we believe our CapsoCam family of products, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. Potential new medical indications include esophageal medical conditions (such as esophageal varices) and pancreatic cancer. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” application for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. Following the FDA’s response, we initiated a study for early pancreatic cancer detection using the CapsoCam UGI system in May 2026. This study will build on established scientific literature and engage leading opinion leaders, including leadership of leading societies in the pancreatobiliary field, to define malignancy diagnosis criteria with the device. This study is expected to enroll up to 140 patients using the CapsoCam UGI system. As of May 11, 2026, the first patient has been enrolled in this study. We expect to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection. However, additional research and studies to collect data may delay our anticipated timeline for obtaining the regulatory clearance (including obtaining the Breakthrough Device Designation) and may increase our research and development costs.
As of March 31, 2026, we had an accumulated deficit of $162.7 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, IPO and Private Placement proceeds and cash generated from the sale of CapsoCam capsules and the use of CapsoCloud or CapsoView, CapsoCloud data access, and capsule video reading service.
Our mission is to transform lives through innovative medical solutions that improve the health of patients around the world. When used in this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and "the Company" mean CapsoVision.
Our Business Model
Key Factors Affecting Our Results of Operations and Performance
We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:
Success in further penetrating the small bowel capsule endoscopy market. Until commercialization of our CapsoCam Colon capsule (targeted for the middle of 2027), to grow our revenues (and, in turn, reduce our expected losses and negative cash flows), we intend to grow our small-bowel-related revenues by, among other things: (i) retaining and growing our customer base; (ii) cost-effectively increasing the size and effectiveness of our U.S. and international sales teams and our customer-support function; (iii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population); (iv) introducing complementary products such as our (a) capsule delivery device with full commercialization expected in the fourth quarter of 2026, and (b) patency capsule (for verifying whether a capsule endoscope can pass through the bowel without retention prior to an exam) with tentative FDA 510(k) submission planned by the end of the second quarter of 2026; (v) facilitating increased telemedicine adoption following recent FDA clearance of remote ingestion of our

CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision; and (vi) following related FDA 510(k) clearance (expected by the middle of 2026), commercializing our updated CapsoCam Plus which incorporates our AI assisted pathology detection technology.
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
Beginning in early 2025, the U.S. government announced changes to its trade policies, including increasing tariffs on imports. Such changes could pose a risk to our business that could adversely affect our revenue, cost of revenue, gross profit, and gross margin. We will continue to evaluate the potential impact of tariffs on our business and results of operations and mitigating actions we might consider implementing.
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
In the near term, we expect our clinical development expenses to vary as a percent of revenue as, among others, we (i) continued the second arm of our CapsoCam Colon pivotal study involving the second generation of that capsule (incorporating further advanced features designed to improve the accuracy of CapsoCam Colon) with the second arm expected to involve approximately 800 patients enrolled at up to 20 sites in the U.S. and plan to refine the study based on the FDA comments to the first arm pivotal study, (ii) continued clinical development of our updated small bowel CapsoCam Plus capsule incorporating our AI assisted pathology detection technology, and (iii) conducted additional research and studies to collect data for the development of CapsoCam UGI.
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
Results of Operations for the Three Months Ended March 31, 2026 and 2025
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$2,792	$2,783	$9	—%

Costs of revenue	1,463	1,289	174	13%
Gross profit	1,329	1,494	(165)	(11)%
Gross Margin	48%	54%		(6)%
OPERATING EXPENSES
Selling and marketing	2,091	1,961	130	7%
Research and development	4,435	3,107	1,328	43%
General and administrative	1,896	1,808	88	5%
Total operating expenses	8,422	6,876	1,546	22%
Operating loss	(7,093)	(5,382)	(1,711)	32%
Total non-operating income, net	60	7	53	757%
Loss before income taxes	(7,033)	(5,375)	(1,658)	31%
Provision for income taxes	—	—	—	—%
Net loss and comprehensive loss	$(7,033)	$(5,375)	$(1,658)	31%
Net loss per share – basic and diluted	$(0.15)	$(2.49)	$2.34	(94)%
Revenue
Our revenue was flat when comparing the three months ended March 31, 2026 and 2025. The reason was a period-over-period decrease of 3% in the number of CapsoCam Plus capsules sold for the three months ended March 31, 2026 and 2025 offset by a period-over-period increase of approximately 1% in the average selling price for the three months ended March 31, 2026 and 2025.
For the three months ended March 31, 2026 and 2025, international sales accounted for 28% and 23% of total revenue.
Costs of Revenue
As we continued to scale our business, costs of revenue increased $0.2 million, or 13%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025 from $1.3 million to $1.5 million. The increased costs of revenue was attributable to increased customs and tariffs due to the change in U.S. customs policy.
Gross Profit and Gross Margin
Gross profit decreased $0.2 million, or 11%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, from $1.5 million to $1.3 million. For the three months ended March 31, 2026 and 2025, the gross margin was 48% and 54%, respectively. The decrease in gross profit was a result of changes the U.S. government made to the trade policies and tariffs resulting in an increase in expenses for customs and tariffs.
Operating Expenses
The following tables provide a summary for our key operating expenses for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$2,091	$1,961	$129	7%
Research and development	$4,435	$3,107	$1,328	43%

General and administrative	$1,896	$1,808	$88	5%
Total operating expenses	$8,422	$6,876	$1,546	22%
Selling and Marketing Expenses
Selling and marketing expenses increased $0.1 million, or 7%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, from $2.0 million to $2.1 million. The increase was due to a headcount increase of 4 employees in the sales and marketing organization, including insides sales, that resulted in an increase in compensation expenses, as well as an increase in insurance expenses.
Research and Development Expenses
Research and development expenses increased $1.3 million, or 43%, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025, from $3.1 million to $4.4 million. The increase was primarily due to $0.9 million attributable to expenses associated with ongoing clinical trials and a $0.4 million net increase of non-recurring engineering services driven by the development of the new CMOS under the development agreement with Canon Inc.
General and Administrative Expenses
General and administrative expenses increased $0.1 million, or 5%, for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, from $1.8 million to $1.9 million. The increase was due to expenses operating as a public company for $0.2 million (insurance expenses increased $0.1 million, Board of Directors cash compensation $0.1 million), increase in stock-based compensation expenses for $0.1 million, primarily due to stock-option grant per the consulting agreement with Mr. Wen-Hung Tsai, and expenses for software for $0.1 million (expenses for a new ERP implementation and software necessary for operating as a public company). This increase was partially offset by a decrease in expenses for audit (for $0.1 million) and consulting (for $0.2 million) that were higher in the first quarter of 2025 due to the preparation of the Company's financial statements in connection with the IPO.
Net Loss
Our reported net loss attributable to CapsoVision common stockholders for the three months ended March 31, 2026 and 2025 totaled approximately $7.0 million and $5.4 million, respectively, representing a period-over-period increase of $1.7 million or 31%.
Liquidity and Capital Resources
Overview
To date, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock, IPO and Private Placement as well as cash generated from sales of our CapsoCam Plus capsule endoscopy solution. We have generated losses from our operations as reflected in our accumulated deficit of $162.7 million as of March 31, 2026. Net cash used in operating activities was $6.1 million and $5.0 million for the three months ended March 31, 2026 and 2025, respectively.
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

Our interim (unaudited) financial statements for the three months ended March 31, 2026 included in this Quarterly Report on Form 10-Q note that there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of those financial statements (see Note 2. GOING CONCERN). This means that we have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our interim (unaudited) financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our interim (unaudited) financial statements for the three months ended March 31, 2026, and it is likely that investors would lose all or a part of their investment. See “Risk Factors—Business and Industry Risks—Our Quarterly Report, our unaudited financial statements for the three months ended March 31, 2026 and our audited financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a ‘going concern’ and we will likely need to raise additional financing to fund our business and revenue growth plans."
We have lease obligations and other contractual obligations and commitments as part of our ordinary course of business. See Note 7. LEASES to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our lease obligations. In addition, see Note 8. COMMITMENTS AND CONTINGENCIES to our financial statements included elsewhere in this Quarterly Report on Form 10-Q for information about our other commitments and contingencies.
Source of Liquidity
As of March 31, 2026, we had approximately $17.9 million in cash and cash equivalents. From our inception through March 31, 2026, we have received aggregate gross proceeds of $143.6 million from sales of our convertible preferred stock, which were automatically converted into shares of our common stock in connection with the completion of our IPO. To provide for additional liquidity prior to the completion of our IPO, on May 28, 2025 we received $1 million as a note payable from an existing investor. The note payable, together with interest thereon (at 1% per month) was repaid shortly after completion of our IPO. On July 3, 2025 we completed our IPO from which we received the net proceeds in the amount of $23.4 million. On March 16, 2026 we closed the Private Placement and received the gross proceeds in the amount of $14 million.
Funding Requirements
As of March 31, 2026, we had an accumulated deficit of $162.7 million and cash and cash equivalents of $17.9 million. On March 16, 2026, we completed the Private Placement with the gross proceeds to us of approximately $14 million. Based on our current operating plan, we believe that our existing cash balances will not be sufficient to fund our operations for at least the next 12 months after the date of issuance of these financial statements.
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
If the sources of cash together with expected cash generated from operating activities are insufficient to satisfy our liquidity requirements, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. In addition, the undertaking of indebtedness would increase our fixed obligations and include covenants or other restrictions that could impede our ability to manage our operations. Our ability to raise additional funds may be adversely impacted by deteriorating global economic conditions and the disruptions to and volatility in the credit and financial markets in the U.S. and fluctuations in interest rates, resulting from factors that include but are not limited to, inflation, the conflict between Russia and Ukraine, escalation in Iran, political tensions between China and Taiwan and other factors, diminished liquidity and credit availability, tariffs, declines in consumer confidence, declines in economic growth, increases in unemployment rates and interest rates, and uncertainty about economic stability. If the equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Further, if additional financing is needed, we may not be able to obtain additional financing on terms favorable to us or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities.
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(6,066)	$(4,986)
Net cash used in investing activities	$(48)	$(40)
Net cash provided by financing activities	$13,952	$34
Net increase (decrease) in cash and cash equivalents	$7,838	$(4,992)
Net Cash Used in Operating Activities
For the three months ended March 31, 2026, net cash used in operating activities totaled $6.1 million, primarily driven by the net loss of $7.0 million for the period. Additional contributing factors included a $0.4 million increase in accrued expenses and other current liabilities, and a $0.2 million increase in accounts payable, mainly due to research and development expenses and increased clinical trial expenses, as well as $0.3 million increase in stock-based compensation expenses due to new grants.
For the three months ended March 31, 2025, net cash used in operating activities was $5.0 million, primarily attributable to the net loss of $5.4 million. Cash outflows were further impacted by a $0.4 million increase in inventory to meet increased demand, and a $0.8 million increase in accrued expenses and other current liabilities, mainly due to research and development expenses, including on-going clinical trials.
Net Cash Used in Investing Activities
Net cash used in investing activities during the three months ended March 31, 2026 and 2025 was immaterial and consisted of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the three months ended March 31, 2026 consisted primarily of $14 million in gross proceeds from the Private Placement. For the three months ended March 31, 2025, net cash provided by financing activities was immaterial and consisted of the proceeds from exercise of stock options and warrants.
Contractual Obligations and Commitments
Our contractual obligations at March 31, 2026 include operating lease payments of $0.9 million due within 21 months and $2.2 million in outstanding purchase commitment for the development agreement with Canon Inc. due in 12 months. We expect to fund these obligations through our existing cash balances and cash flows from operations.
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
We account for stock-based compensation awards, including stock options to employees and non-employees, based on their estimated grant date fair value. We recognize the fair value of stock options, which vest based on continued service, on a straight-line basis over the requisite service period, which is generally four years. As described in detail in Note 10. STOCK-BASED COMPENSATION to our financial statements included elsewhere in this Quarterly Report on Form 10-Q, determining the fair value of stock-based compensation to be recorded typically involves the use of an option-pricing model (which, for our Company, is the Black-Scholes option-pricing model).
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Please see below for the disclosure of the Company's material weaknesses in internal control and the remediation plan.
Material Weaknesses in Internal Control over Financial Reporting
Prior to our IPO, we were a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. We identified two material weaknesses in our financial reporting process as of December 31, 2024, which have not been fully remediated as of March 31, 2026. The first material weakness relates to our failure to design or maintain sufficient controls over implementation of information technology general controls or complementary user entity controls for applications (such as our enterprise resource planning system ("ERP"), payroll, and stock option management IT systems) used in the preparation of our financial statements. More specifically, we did not design or maintain sufficient controls related to user access provisioning and monitoring, change management, program development and data management. The second material weakness relates to a lack of segregation of duties in the financial reporting function due to a limited number of staff performing the financial reporting function. More specifically, there is a limited level of multiple reviews among those tasked with preparing our financial records and with respect to our existing ERP system proper segregation of duties was not enforced (i.e., for journal entries, we did not always divide responsibilities with one person responsible for making the journal entry and a different person responsible for approving the journal entry).
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

Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Summary Risk Factors
Below is a summary of the principal risks and uncertainties that make an investment in our securities speculative or risky. Importantly, this summary does not address all of the risks that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks that we face, follows this summary, and should be carefully considered, together with other information in this Quarterly Report on Form 10-Q and our other filings with the SEC before making investment decisions regarding our securities. This summary is qualified in its entirety by that more complete discussion of such risks and uncertainties.
The following is a summary of the principal risks and uncertainties described in more detail in this Quarterly Report on Form 10-Q:
•We have a history of net losses, and we expect to incur additional losses in the foreseeable future.
•Our Quarterly Report, our unaudited financial statements for the three months ended March 31, 2026 and our audited financial statements for the year ended December 31, 2025 and include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
•All of our revenues to date have been, and in the near-term will continue to be, generated from CapsoCam Plus related sales for the small bowel; and our ability to grow our small-bowel-related revenue is subject to our ability to successfully and timely execute related elements of our revenue growth strategy.
•CapsoCam Colon is our initial strategic effort to expand revenues for our GI-tract capsule endoscopy solution beyond small-bowel-related sales; we do not currently expect to generate CapsoCam Colon-

related revenues until the middle of 2027 based on the anticipated timing of FDA clearance for the second generation of our CapsoCam Colon solution.
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
We have incurred net losses since inception, and we expect to incur additional losses in the foreseeable future. For the three months ended March 31, 2026 and March 31, 2025, we incurred net losses of $7.0 million and $5.4 million, respectively. As of March 31, 2026 we had an accumulated deficit of $162.7 million. Our accumulated deficit reflects significant front-end spending and investment related to both completed and ongoing key operational milestones, including: (i) the initial and continued development of CapsoCam Plus and CapsoCloud, our cloud-based platform; (ii) development of our next pipeline capsule endoscope, CapsoCam Colon; (iii) initial development and ongoing improvements to our AI assisted pathology detection tools and technologies; and (iv) funding of completed and ongoing related clinical and other studies. As we execute on our business strategy to grow our business and revenues (including seeking FDA 510(k) clearance for CapsoCam Colon), we will continue to incur development costs and clinical study expenses and will make additional investments. Additionally, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur losses for at least the near-term and we may never achieve profitability or, if we do achieve profitability, sustain profitability. Our failure to achieve and sustain profitability in the future would make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations.
Our Quarterly Report, our unaudited financial statements for the three months ended March 31, 2026 and our audited financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
Our Quarterly Report, our unaudited financial statements for the three months ended March 31, 2026 and our 2025 audited financial statements include a footnote raising substantial doubt about our ability to continue as a going concern. We have funded our historical net losses and negative cash flows through the issuance of convertible preferred stock, IPO and Private Placement. As of March 31, 2026, we had cash of approximately $17.9 million, including $14 million raised through the Private Placement.
Our ability to continue as a going concern depends on a number of factors including whether we can successfully implement our business and revenue growth plans to generate sufficient cash flow from operating activities, and our ability to raise as needed other equity financing or loan facilities. We closed the Private Placement on March 16, 2026, and raised $14.0 million from certain accredited investors. We will likely need to undertake additional capital-raising activities before the year-end of 2026 to fund our operations and our ongoing and/or planned clinical studies as contemplated by our growth strategy, such as the second arm pivotal study for the second generation CapsoCam Colon capsule and the study for early pancreatic cancer detection using the CapsoCam UGI system. There is no certainty regarding the occurrence, magnitude, or timing of these capital-raising activities. If we raise additional funds through the sale of equity, convertible debt, or other equity-linked securities, our stockholders’ ownership will be diluted. The inability to secure adequate financing on favorable terms, or at all, could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. See the risk factor titled “We may require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our common stock” below.
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
•Incorporating our AI assisted pathology detection technology into our CapsoCam Plus capsule. We conducted related clinical studies to demonstrate the benefits of our AI technology as incorporated into CapsoCam Plus and submitted the related 510(k) application to the FDA in December 2025. We also made the initial EU submission in January 2026 and are targeting to submit the related technical documents in the second quarter of 2026. We anticipate to obtain FDA clearance by the middle of 2026 and EU clearance in the third quarter of 2026 with commercialization planned to begin in US and EU shortly thereafter.
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
For additional information, see the other risks set forth under this “Risk Factors” section including “We operate in a highly competitive industry, and competitive pressures could have a material adverse effect on our business, financial condition, results of operations, and prospects,” “Our longer term efforts to expand our GI-tract capsule endoscopy solutions beyond small bowel and colon pathologies and medical conditions may not succeed,” and “We may face regulatory challenges and delays in obtaining 510(k) clearance for marketing of those CapsoCam capsules incorporating our self-developed AI technology, including our CapsoCam Colon capsule endoscopy solution and CapsoCam Plus capsule endoscopy solution (small bowel).”
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
The second generation of our CapsoCam Colon solution incorporates our AI assisted pathology detection technology. The second-generation product will incorporate improvements—such as a new lens and illumination optics with an increased field of view and improved image quality—designed to increase the accuracy (measured in terms of polyp-detection sensitivity and specificity) and benefits of using our CapsoCam Colon solution to visualize the colon and detect and measure polyps. We plan to focus our regulatory efforts on first obtaining U.S. FDA clearance followed by obtaining EU clearance. We plan to use the clinical results of the second arm of our pivotal study to support submission to the FDA of a 510(k) application in the third quarter of 2026. FDA review of our 510(k) submissions may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all. Staff reductions in the FDA office charged with regulating devices may cause delay. Related risks with respect to, among other things, receiving requisite regulatory clearances and the timing thereof and commercializing our CapsoCam Colon capsule endoscopy solution are described further below under this “Risk Factors” section including “Our longer term efforts to expand our GI-tract capsule endoscopy solutions beyond small bowel and colon pathologies and medical conditions may not succeed,” and “We may not obtain or may experience delays in obtaining 510(k) clearance for our planned second generation of our CapsoCam Colon solution (with improved optics and other components), which would adversely impact our ability to commercialize this product and generate related revenue.”
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
Broader adoption of our CapsoCam Colon capsule endoscopy solution by providers and patients (once cleared) and growing related revenues would involve, among other things:
•increasing the indicated patient population for our CapsoCam Colon solution. The initial indicated patient population is a subset of the colorectal cancer screening and surveillance populations, more specifically, GI patients with (i) major risks for colonoscopy or moderate sedation coupled with evidence of GI bleeding of lower GI origin and (ii) an incomplete colonoscopy with adequate bowel preparation. As part of seeking FDA clearance for the planned second generation of our CapsoCam Colon solution, we plan to seek FDA clearance to remove the GI bleeding requirement. Successful removal of the GI bleeding requirement would significantly increase CapsoCam Colon’s addressable market. There is no assurance that the FDA will permit this request or any future request to expand the indicated patient population for our CapsoCam Colon solution on a timely basis or at all. Any such request would involve significant effort and require, among other things, related regulatory submissions and our conducting non-clinical and clinical studies to generate data and evidence to support the request;
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
We may be unable to timely and effectively drive broad provider and patient adoption of our CapsoCam Colon solution (once cleared) and grow related revenue. Each of the above activities is subject to numerous risks described above or elsewhere in this “Risk Factors” section.
Our longer term efforts to expand our GI-tract capsule endoscopy solutions beyond small bowel and colon pathologies and medical conditions may not succeed.
We believe our CapsoCam Plus (small bowel) and CapsoCam Colon solutions, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. Following the FDA’s response, we initiated a study for early pancreatic cancer detection using the CapsoCam UGI system in May 2026. This study will build on established scientific literature and engage leading opinion leaders, including leadership of leading societies in the pancreatobiliary field, to define malignancy diagnosis criteria with the device. This study is expected to enroll up to 140 patients using the CapsoCam UGI system. As of May 11, 2026, the first patient has been enrolled in this study. We expect to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection. However, additional research and studies to collect data may delay our anticipated timeline for obtaining the regulatory clearance (including obtaining the Breakthrough Device Designation) and may result in an increase in our research and development expenditures that exceed our current expectations and there can be no assurance that our reshaped strategy will be successful. A Breakthrough Device Designation prioritizes a device in the FDA’s review queue for all future regulatory submissions and accelerates communications (i.e., negotiations and feedback) with the FDA, thereby expediting the marketing application process. However, our proposed capsule endoscopy solution may not meet the eligibility requirements for this designation and, even if a Breakthrough Device Designation is received, it may not receive the FDA authorization required to market the proposed capsule endoscopy solution.
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
We face substantial geopolitical risks due to our business operations in Asia (particularly Taiwan and Japan). Our major assembly manufacturers are located in Taiwan. Most of our single-source suppliers of critical components of our products are located primarily in Taiwan and Japan. Political events, trade and other international disputes, geopolitical tensions, conflict, terrorism, public health issues, industrial accidents and other business interruptions in these areas can have a material adverse effect on our business operations. Restrictions on international trade, such as tariffs and other controls on imports or exports of goods, technology or data, can materially adversely affect our business and supply chain. Restrictive measures can increase the cost of our products, and can require us to take various actions, including changing suppliers and restructuring our supply chain, business relationships and operations. Changing our business and supply chain in accordance with new or changed restrictions on international trade can be expensive, time-consuming and disruptive to our operations. Such restrictions can be announced with little or no advance notice, which can create uncertainty, and we may not be able to effectively mitigate all adverse impacts from such measures. For example, an increase in the recent tensions between mainland China and Taiwan and the possibility of instability and uncertainty caused by prolonged or regular military drills in the Taiwan Strait may result in disruptions in the overall trading environment, and in turn result in higher transportation cost and interruption in delivery of our products or its critical components from our single-source suppliers in Taiwan, adversely affecting our business and financial condition. For additional information on other geopolitical and trade risks, see the risk factor titled “Changes to U.S. tariff measures and other political changes in international trade relations implemented by the U.S. could have a material adverse effect on our business, financial condition, cash flows and results of operations” below.
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
Our growth strategy includes increasing our international revenues and potential entry into new international markets (including through qualified exclusive distributors in targeted regions). In the three months ended March 31, 2026 and 2025, international sales accounted for approximately 28% and 23% of our revenue, respectively. Our largest international shipping destinations in the three months ended March 31, 2026 include France, Germany and Saudi Arabia. Some of our existing and new international markets may be highly regulated and competitive. However, we may face significant challenges and risks in expanding in existing and entering into new international markets (including risks related to expanding our market share and customer base), such as the following:
•The need to grow our sales and marketing team (including potentially through qualified distributors) in these markets.

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
We do not plan to release the clinical results from our various clinical studies (including the second arm of our CapsoCam Colon clinical study and our CapsoCam Plus clinical study (AI)) before submitting, as applicable, the related 510(k) clearance submission to the FDA. Typically, the submission of study results for publication in a peer-reviewed journal occurs after its use for an FDA submission. The initial or future absence of peer-reviewed research could hinder the acceptance of our GI-tract capsule endoscopy solution products within the medical community, potentially affecting its credibility and market adoption.
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
For the three months ended March 31, 2026, we recorded a provider complaint rate of approximately 3.7% (based on number of capsules sold in such period). For 2025, we recorded a provider complaint rate of approximately 2.5% (based on number of capsules sold in 2025). The bulk of recorded complaints related to patient failure to (i) timely retrieve the capsule following completion of the procedure and (ii) enter the correct serial number or use the correct shipping label when returning the capsule for download. Although small, these failures indicate potential issues with the usability or clarity of instructions provided to patients by providers or us and shipment and inventory management issues. These issues, in turn, can significantly impact customer and patient satisfaction and our reputation and potential sales.
Capsule retention by a patient refers to the capsule getting stuck in the GI tract, which can occur due to various reasons such as strictures, tumors, or inflammatory bowel diseases. We believe the industry retention rate may be as high as 2%. Based on (i) incidences reported to us for all CapsoCam capsule patients in the three months ended March 31, 2026, and (ii) total CapsoCam capsules sold by us in the same period retention rate was less than 1/10 of 1%. However, we believe our retention rate is understated due to (i) underreporting by providers and patients and, relatedly, (ii) the fact that most retained capsules are eventually excreted without the need for invasive intervention and medication may be used to encourage this process. In some instances, endoscopic retrieval or surgical intervention may be necessary to remove the retained capsule. Aspiration is rare but potentially fatal where the capsule is accidentally inhaled into the respiratory tract instead of being swallowed into the esophagus. For the three months ended March 31, 2026, there was no complaint regarding an aspiration incident involving a CapsoCam capsule.
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
Executing our business plan will require additional capital. We may need to raise funds to support research and development, and expand our sales and marketing efforts, including to advance clinical studies and pursue regulatory clearances for new or next-generation product pipeline. The scope, cost, timeline of these clinical development efforts are inherently uncertain, there can be no assurance that such efforts will yield successful outcomes or that the capital resources required to fund them will not exceed our current expectations. If we are unable to raise additional capital on acceptable terms, we may not be able to implement our business plan effectively, which could adversely affect our growth prospects and financial condition, including advancing our new-generation product pipeline. Furthermore, market conditions and other factors outside our control could make it difficult to raise capital when needed. If we are unable to secure additional financing, we may have to delay, reduce, or eliminate certain aspects of our business plan, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
On June 10, 2025, we submitted to the FDA the clinical results of the first arm of our CapsoCam Colon pivotal study in a related 510(k) submission and it has been accepted for review. This submission seeks FDA clearance of our initial CapsoCam Colon capsule endoscopy solution which incorporates our self-developed AI technology. Following our decision not to further pursue the first generation CapsoCam Colon capsule submission and approval, and to prioritize our resources for the development of our second generation CapsoCam Colon capsule, the second generation also features improved imaging quality and increased field of review with use of AI and better lens. Our 510(k) submissions and FDA review thereof may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all.
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
Our supply chain is heavily reliant on products and components manufactured and assembled in various Asian countries (particularly Taiwan and Japan). These import operations are subject to tariff and other international trade regulations. When imported into the U.S., such products and components are subject to applicable rates of duty. The U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries, including Taiwan and Japan, with respect to trade policies, treaties, government regulations and tariffs, including implementing tariffs on certain countries and implementing and subsequently pausing such implementation of tariffs on certain other countries. As a result of these statements and actions, we are exposed to the risk of product supply disruption and increased costs and expenses. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. We cannot predict with certainty the future trade policy of the U.S. or other countries. We experienced an increase in customs and tariffs expenses as a result of the imposition of tariffs and keep evaluating measures that we might implement to address or mitigate the impact on our business. We cannot predict the likelihood, nature or extent of the potential impact or our ability to avoid the related adverse effects. Relevant factors include whether such tariffs are ultimately implemented, the timing and duration of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. These tariffs and other unfavorable government policies on international trade (such as export controls) may increase the cost of manufacturing our commercialized products or developing our pipeline products, affect the demand for our products (if and once approved), or restrict our access to raw materials and components used in the manufacture of our current products and the development of our future products, each of which could negatively impact our financial condition and results of operations. Further, such developments, or the perception that any such developments could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may have and could continue to significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and adversely impact the price and demand for our products, increase our costs, and affect our customers and suppliers and have a material adverse effect on our business, financial condition and results of operations.
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
We provide remote capsule endoscopy reading services through board-certified physicians to our customers with $98 and $85 thousand in revenue for the three months ended March 31, 2026 and 2025, respectively. Our relationships with board-certified physicians are subject to various state laws including those with respect to physician licensing requirements. The interpretation and enforcement of these laws vary significantly across states, and there is no assurance that our current practices will remain compliant. If regulatory authorities determine that our arrangements with physicians violate these laws, we may be forced to restructure or terminate these relationships, leading to potential disciplinary actions, penalties, and a loss of revenue.
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
We depend on Aureliance, our authorized agent and importer in the EU and EEA for a significant portion of our revenue. It has historically contributed a significant percentage of our revenue generated from EU countries, such that if it were to materially reduce or terminate its business with us, our revenue generated from such countries would suffer. For the three months ended March 31, 2026 and March 31, 2025, Aureliance represented approximately 12% and 9% of our revenue, respectively. As of March 31, 2026 and December 31, 2025, Aureliance represented approximately 31% and 22% of our accounts receivable balance, respectively. The loss of it or a significant reduction in its business with us could have a material adverse effect on our financial condition and results of operations.
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
None, except as previously disclosed in our Current Report on Form 8-K filed with the Securities and Exchange Commission on March 20, 2026.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
4.2
Amended and Restated Investors’ Rights Agreement, dated November 21, 2019 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on the Registrant’s Registration Statement (File No. 333-287148), filed on May 9, 2025).

4.3	Form of Representative’s Warrant (incorporated by reference to Exhibit 4.3 to Amendment No. 3 to the Registrant’s Registration Statement (File No. 333-287148), filed on June 27, 2025).
10.1*
Amendment to Sample Purchase Agreement, dated March 9, 2026, by and between the Company and Canon, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on March 13, 2026).

10.2*	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on March 20, 2026).
10.3*	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on March 20, 2026).
31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________________________________________
† Filed herewith
†† Furnished herewith
# Indicates management contract or compensatory plan
* Certain confidential information contained in this document has been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K promulgated under the Exchange Act. The Registrant agrees to furnish supplementally a copy of any omitted schedule to the SEC upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSOVISION, INC.

Date: May 14, 2026	By:	/s/ Kang-Huai (Johnny) Wang
Kang-Huai (Johnny) Wang
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	By:	/s/ David Garcia
David Garcia
Senior VP of Finance
(Principal Financial Officer and Principal
Accounting Officer)