Form 10-Q
period 2026-06-30
CapsoVision, Inc
filed 2026-08-13
CIK 1378325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Yes ☐   No ☒
As of August 12, 2026, the registrant had 50,046,913 shares of common stock, $0.001 par value per share, outstanding.

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
•our expected timing for submission of 510(k) application for our second-generation of CapsoCam Colon capsule;
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
ii

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
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAPSOVISION, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except par value and share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$9,077	$10,112
Accounts receivable, net	2,265	2,498
Inventory	4,704	2,987
Prepaid expenses and other current assets	1,234	1,072
Total current assets	17,280	16,669
Property and equipment, net	562	611
Operating lease right-of-use assets	651	843
Other long-term assets	76	41
TOTAL ASSETS	$18,569	$18,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$475	$1,143
Accrued expenses and other current liabilities	4,101	2,697
Deferred revenue	140	177
Operating lease liabilities – current	442	410
Total current liabilities	5,158	4,427

Operating lease liabilities – long-term	245	477
Total liabilities	5,403	4,904

Commitments and contingencies - Note 8

Stockholders’ Equity
Preferred stock, $0.001 par value: 10,000,000 shares authorized and none issued and outstanding as of June 30, 2026; 10,000,000 shares authorized and none issued and outstanding as of December 31, 2025	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of June 30, 2026; 50,032,148 and 46,865,051 issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	50	47
Additional paid-in capital	183,295	168,878
Accumulated deficit	(170,179)	(155,665)
Total stockholders’ equity	13,166	13,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,569	$18,164

The accompanying notes are an integral part of these condensed financial statements.	1

CAPSOVISION, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per-share amounts)

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025		2026	2025

Net revenue	$3,643	$3,315		$6,435	$6,098

Costs of revenue	1,772	1,504		3,235	2,793

Gross profit	1,871	1,811	—	3,200	3,305

OPERATING EXPENSES
Selling and marketing	1,936	1,847		4,027	3,808
Research and development	5,309	3,392		9,744	6,499
General and administrative	2,206	1,223		4,102	3,031
Total operating expenses	9,451	6,462		17,873	13,338

Operating loss	(7,580)	(4,651)		(14,673)	(10,033)

NON-OPERATING INCOME
Interest income, net	82	37		141	43
Other non-operating income (expense), net	17	(11)		18	(10)
Total non-operating income, net	99	26		159	33

Loss before income taxes	(7,481)	(4,625)		(14,514)	(10,000)

Provision for income taxes	—	—		—	—

Net loss and comprehensive loss	$(7,481)	$(4,625)		$(14,514)	$(10,000)

Net loss per share – basic and diluted	$(0.15)	$(2.02)		$(0.30)	$(4.49)

Weighted average common shares outstanding – basic and diluted	49,937,525	2,292,230		48,704,069	2,225,301

The accompanying notes are an integral part of these condensed financial statements.	2

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2025	—	$—	46,865,051	$47	$168,878	$(155,665)	$13,260
Issuance of common stock upon Private Placement, net of issuance cost	—	—	2,867,089	3	13,617	—	13,620
Issuance of common stock upon exercises of stock options	—	—	106,727	—	39	—	39
Stock-based compensation	—	—	—	—	334	—	334
Net loss	—	—	—	—	—	(7,033)	(7,033)
March 31, 2026	—	$—	49,838,867	$50	$182,868	$(162,698)	$20,220
Private Placement issuance cost	—	—	—	—	(220)	—	(220)
Constructive Dividend	—	—	—	—	(12)	—	(12)
Issuance of common stock upon exercises of stock options	—	—	181,149	—	82	—	82
Issuance of common stock upon vesting of restricted stock units	—	—	12,132	—	—	—	—
Stock-based compensation	—	—	—	—	577	—	577
Net loss	—	—	—	—	—	(7,481)	(7,481)
June 30, 2026	—	$—	50,032,148	$50	$183,295	$(170,179)	$13,166

The accompanying notes are an integral part of these condensed financial statements.	3

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2024	38,665,583	$143,625	2,090,945	$2	$838	$(130,350)	$(129,510)
Issuance of common stock upon exercises of stock options	—	—	87,549	—	34	—	34
Stock-based compensation	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	(5,375)	(5,375)
March 31, 2025	38,665,583	$143,625	2,178,494	$2	$1,024	$(135,725)	$(134,699)
Issuance of common stock upon exercises of stock options	—	—	265,674	—	95	—	95
Issuance of common stock upon exercises of warrants	—	—	15,015	—	73	—	73
Stock-based compensation	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	(4,625)	(4,625)
June 30, 2025	38,665,583	$143,625	2,459,183	$2	$1,362	$(140,350)	$(138,986)

The accompanying notes are an integral part of these condensed financial statements.	4

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,514)	$(10,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	114	107
Loss on disposal of property and equipment	—	—
Amortization of operating lease right-of-use assets	192	171
Unrealized foreign exchange losses (gains)	15	(158)
Stock-based compensation	911	322
Bad debt expense	—	11
Changes in operating assets and liabilities:
Accounts receivable	245	167
Inventory	(1,717)	(413)
Prepaid expenses and other current assets	(162)	(939)
Other long-term assets	(35)	—
Accounts payable	(685)	408
Accrued expenses and other current liabilities	1,404	1,019
Deferred revenue	(37)	(35)
Operating lease liabilities	(200)	(172)
Net cash used in operating activities	$(14,469)	$(9,512)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(48)	(70)
Net cash used in investing activities	$(48)	$(70)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from promissory note issuance	—	1,000
Proceeds from Private Placement	14,000	—
Payment of Private Placement issuance costs	(600)	—
Payment of constructive dividend	(12)	—
Proceeds from exercises of options on common stock and warrants	121	202
Net cash provided by financing activities	$13,509	$1,202

Net decrease in cash and cash equivalents	(1,008)	(8,380)
Effect of exchange rate changes on cash and cash equivalents	(27)	127
Cash and cash equivalents at beginning of period	10,112	9,319
Cash and cash equivalents at end of period	$9,077	$1,066

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for income taxes	$11	$7

The accompanying notes are an integral part of these condensed financial statements.	5

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
The Company’s core technology platform is an orally ingestible capsule including multiple cameras facilitating 360 degree imaging, light-emitting diodes for measurement, onboard memory storage, and battery life permitting recording and onboard storage of video images. This platform obviates the need for external data transmission or for a patient to remain in a medical facility throughout the digestive cycle. The Company’s products consist of (i) the on-market CapsoCam Plus®, directed at the small intestines, and (ii) the in-development CapsoCam Colon directed at the large intestines (colon). Stored video imagery is downloaded from capsules with a data access device, CapsoAccess® and enabling software, CapsoView®. This video access solution permits on-site, on-demand video download and viewing by customers. The Company operates the CapsoCloud® cloud-based software-as-a-service ecosystem as an off-premise video access and download solution. Using CapsoCloud®, retrieved capsules are sent by customers to a centralized processing center for video downloading; patient video content is then made available via web portal or dedicated app access for customers to view, download, and generate patient reports. The Company’s services also include video reading; pursuant to this offering, physician customers may purchase a video reading and generation of patient report carried out by a second physician.
CapsoCam Plus® was cleared by the U.S. Food and Drug Administration ("FDA") in 2016 and has since been approved in various other countries. CapsoCam Colon is completing the second arm of our pivotal clinical study with planned submission for regulatory clearance, starting with the FDA, and we anticipate filing with the FDA in the fourth quarter of 2026. The Company is subject to risks and uncertainties common to life sciences companies including, but not limited to, risks associated with the success of research and development, risks associated with contract manufacturing, competition from other companies, protection of intellectual property and the risk of litigation related thereto, compliance with government regulations, and the ability to secure additional capital to fund operations and research and development. Current and future programs, including for products focused on other areas of the GI system, will require significant research and development efforts, extensive clinical testing, and submissions for regulatory approval prior to commercialization.
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
2. GOING CONCERN
The Company has incurred operating losses and negative cash flows from operations since its inception. Since the launch of CapsoCam Plus® in 2016, the Company has been able to fund increasing portions of its operating expenses from sales. However, the Company has continued to incur operating losses, net losses, and negative operating cash flows. The Company expects to continue to experience similar circumstances until existing and future products’ sales yield further growth in revenues, achievement of break-even, and realization of future operating income, net income, and positive operating cash flows. As of June 30, 2026, the Company had cash and cash equivalents of $9,077. For the six months ended June 30, 2026, the Company had an operating loss of $14,673, a net loss and comprehensive loss of $14,514, and net cash used in operating activities of $14,469. The Company, having evaluated the extant facts and circumstances, concluded that the facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. While the Company raised approximately $14 million in gross proceeds resulting from the Private Placement described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE and further discussed in Note 9. COMMON STOCK, it is not probable that these funds are sufficient to fund expenditures necessary to achieve sales growth and innovation objectives. The Company intends to consummate additional capital raising activities, but there is no certainty as to such capital raising activities occurring at all, or occurring with sufficient timing or magnitude, sufficient to alleviate such substantial doubt.
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
These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to effect fair presentation of financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025, and cash flows for the six months ended June 30, 2026 and 2025. The condensed balance sheet at December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the audited annual financial statements.
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
The Company's legal and advisory cost directly attributable to the Private Placement and other incremental costs associated with the SEC registration of shares issued as a result of the Private Placement totaling approximately $600 are qualified as issuance costs and recorded to stockholder's equity as a reduction to the gross proceeds from the offering in the period when they are incurred.
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
Foreign Currency
The reporting currency for the financial statements of the Company is the United States Dollar. The functional currency of the U.S. corporation, and its foreign branch which is an extension of the U.S. corporation, is the U.S. Dollar. The assets, liabilities, and expenses of the Company’s foreign branch recorded in local currency are remeasured into the U.S. Dollar each period, with associated gains and losses included in operating expenses (as a component of general and administrative expenses). Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date with associated gains and losses included in operating expenses (as a component of general and administrative expenses). For the three months ended June 30, 2026 and 2025, the Company recorded $(22) and $177, respectively, and for six months ended June 30, 2026 and 2025, the Company recorded $(15) and $171, respectively, of net foreign exchange (losses) gains as components of general and administrative expenses.
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
The following table summarizes the information about the Company’s concentration of customers:

Customer A
Revenues, customer concentration risk
Three Months Ended June 30, 2026	11%
Six Months Ended June 30, 2026	11%

Accounts receivable, customer concentration risk
As of June 30, 2026	25%
As of December 31, 2025	22%
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Costs of Revenue
Costs of revenue include materials, direct labor, and manufacturing overhead costs related to sold products, as well as certain period costs such as non-allocated overhead, scrap, and outbound freight costs, fees paid to physicians for providing reading services, and the costs of operating the Company’s cloud-based software-as-a-service offering for video delivery such as shipping costs, processing costs, and data storage costs. Shipping and handling costs directly related to bringing products to their final point of sale are included in costs of revenue and were $33 and $26 for the three months ended June 30, 2026 and 2025, respectively, and $68 and $43 for the six months ended June 30, 2026 and 2025, respectively.
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
For the three months ended June 30, 2026 and 2025, the Company incurred $2,371 and $1,054, respectively, and for the six months ended June 30, 2026 and 2025, the Company incurred $4,005 and $1,751, respectively, of expenses related to ongoing clinical trial activities which are included within research and development expenses.
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
The Company’s employee and nonemployee stock-based compensation awards granted on or before June 30, 2026 contain only service conditions for vesting. The Company recognizes stock-based compensation cost as a component of the related functional expense (costs of revenue or category of operating expenses) on a straight-line basis over the requisite service period, which is explicitly stated in the case of awards issued to employees and implicitly understood to be the period over which services are provided for nonemployees. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with pre-vesting forfeitures.
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
The Company accounts for uncertain tax positions in accordance with a two-step model. Firstly, a recognition threshold must be met; a tax benefit from an uncertain tax position may only be recognized if the tax position would, more likely than not, be sustained by the taxing authority assuming an examination and the application of typical practices and precedents. Secondly, a measurement rule is applied; the amount of tax benefit that can be recognized is the portion that is greater than 50% likely of being realized upon a settlement. The determination as to whether a tax benefit will, more likely than not, be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances, without consideration of detection risk. As of June 30, 2026 and 2025 the Company’s uncertain tax positions were principally related to the non-recognition of a portion of Federal and U.S. state research and development tax credits. The Company recognizes any interest and penalties associated with its income tax positions in the provision for income taxes.
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
5. BALANCE SHEET COMPONENTS
Inventory
Inventory comprised the following amounts:

	June 30, 2026	December 31, 2025
Finished goods	$162	$107
Work in process	1,983	994
Raw materials	2,559	1,886
Inventory	$4,704	$2,987
For the three and six months ended June 30, 2026 and June 30, 2025, there were no provisions to write down inventories.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets comprised the following amounts:

	June 30, 2026	December 31, 2025
Prepayment for insurance	$72	$324
Advance payments for inventory purchases	595	300
Other	567	448
Prepaid expenses and other current assets	$1,234	$1,072
Property and Equipment, Net
Property and equipment comprised the following amounts:

	June 30, 2026	December 31, 2025
Machinery and equipment	$993	$928
Computer equipment, office equipment, and purchased software	101	101
Leasehold improvements	157	157
Accumulated depreciation and amortization	(689)	(575)
Property and equipment, net	$562	$611
Depreciation and amortization expenses of $58 and $55 for the three months ended June 30, 2026 and 2025, respectively, and $114 and $107 for the six months ended June 30, 2026 and 2025, respectively, were recorded within costs of revenue and components of operating expenses.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities comprised the following:

	June 30, 2026	December 31, 2025
Accrued compensation	$514	$568
Accrued clinical trial expenses	376	83
Accrued R&D expenses	2,820	1,448
Accrued sales taxes	61	79
Other	330	519
Accrued expenses and other current liabilities	$4,101	$2,697
6. REVENUE AND DEFERRED REVENUE
Total revenue disaggregated by geographic source, type of customer, and products or services was as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
United States (medical practice, clinic, and hospital customers):
Products (capsules and capsule reading devices)	$2,526	$2,353	$4,275	$4,269

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)

Services (cloud-based video delivery and reading services)	200	200	466	432
Outside United States (distributor customers):
Products (capsules and capsule reading devices)	917	762	1,694	1,397
Total revenue	$3,643	$3,315	$6,435	$6,098
For the three months ended June 30, 2026 and 2025, U.S. service revenues included (i) $150 and $139, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $50 and $61, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).
For the six months ended June 30, 2026 and 2025, U.S. service revenues included (i) $318 and $286, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $148 and $146, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).
Product revenues outside the United States are attributable to individual foreign countries based upon shipment destination. The Company’s distributor customers outside the United States typically serve the countries in which they are domiciled (and may distribute to adjacent countries or territories). Outside the United States, for the three and six months ended June 30, 2026, product revenues included $407 and $719 attributable to France, respectively, and $157 and $412 attributable to Germany, respectively, with the balance attributable to other countries; for the three and six months ended June 30, 2025 product revenues included $370 and $622 attributable to France, respectively, and $129 and $288 attributable to Germany, respectively, with the balance attributable to other countries.
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
The Company's deferred revenue balance was $140, $177 and $132 as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2026, the Company recognized $177 of revenue that was included in deferred revenue as of December 31, 2025. During the six months ended June 30, 2025, the Company recognized $132 of revenue that was included in deferred revenue as of December 31, 2024.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $10 and $23 for the three months ended June 30, 2026 and 2025, respectively.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $19 and $45 for the six months ended June 30, 2026 and 2025, respectively.
7. LEASES
The Company has operating leases for office and manufacturing space in California and office space in Taiwan, Republic of China, with remaining lease terms ranging from under one year to approximately one year, six months as of June 30, 2026.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease expense	$118	$119	$237	$237
Short-term lease expense	11	9	21	18
Total lease expense	$129	$128	$258	$255
Lease-related amounts reflected in the balance sheet and data related thereto were as follows.

	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$651	$843

Operating lease liabilities - current	$442	$410
Operating lease liabilities – long-term	245	477
Total operating lease liabilities	$687	$887

Weighted average remaining lease term	1.5 years	2.0 years
Weighted average discount rate	11.8%	11.8%

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cash payments related to operating leases	$122	$119	$244	$237
Future minimum lease payments under non-cancellable leases are as follows as of June 30, 2026.

2026	$244
2027	503
Less: interest	(60)
Total operating lease liabilities	$687
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company, post-acquisition of raw materials, relies significantly upon third-party contract manufacturers located in Taiwan. Management believes that supply risks related to dependence on fewer key suppliers or

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
contract manufacturers, and political risk, can potentially be hedged with the use of more than one supplier and a readiness to quickly adjust the supply chain (and geographic sourcing within Asia). Purchase commitments to raw materials suppliers were $1.0 million as of June 30, 2026.
On July 15, 2025, the Company entered into a development agreement with Canon Inc., a Japanese corporation, for the development of complementary metal-oxide-semiconductor (“CMOS”) image sensor samples to allow the Company to evaluate functionality and performance, conduct clinical evaluation of capsule endoscopies that incorporate Canon image sensors and obtain FDA 510(k) clearance thereof. Under the Agreement, the Company agreed to pay Canon a fee of approximately $4.1 million for Canon’s development efforts, which is comprised of (a) an initial fee of $1.0 million that was paid in cash on July 31, 2025 upon the Agreement’s effectiveness, and (b) following delivery of a specified number of CMOS image sensors meeting agreed specifications within the required timeframe, a remaining development fee of approximately $3.1 million. Additionally, due to the changes in the development scope by the end of fiscal year 2025, Canon and the Company agreed to increase the development fee by $1.0 million and executed an amendment to the original development agreement in March 2026. For the three and six months ended June 30, 2026, we recognized $470 and $940, respectively, in R&D expenses for Canon development effort. The outstanding balance due to Canon was $2.3 million and included in Accrued Expenses and Other Current Liabilities in the balance sheet as of June 30, 2026. The outstanding purchase commitment for this agreement as of June 30, 2026 is $1.8 million.
Litigation and Legal Matters
The Company may be the subject of adverse litigation as a defendant, arbitration, claims, or proceedings related to things such as intellectual property infringement or disputes, commercial contract breaches or disputes, employment matters, or other matters in the ordinary course of business. Such matters are subject to many uncertainties and outcomes may be unpredictable. Such matters may be fully or partially mitigated by the effect of insurance coverage in place or counter-party indemnitors. The Company provides for liabilities via a charge to operating expenses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not a party to any material litigation, arbitration, claims or proceedings and therefore did not have any contingency-related liabilities as of June 30, 2026 and December 31, 2025.
9. COMMON STOCK
On March 16, 2026, the Company closed the Private Placement as described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE and issued and sold 2,867,089 shares of common stock at $4.883 per share.
On July 3, 2025, the Company completed its initial public offering ("IPO") of 5,500,000 shares of its common stock at a price to the public of $5.00 per share.
The Company granted to the IPO underwriters an overallotment option (the “Over-Allotment Option”) to purchase up to an additional 825,000 shares of Common Stock, which is equal to 15% of the number of shares of Common Stock sold in the IPO. Under the Over-Allotment Option the underwriters had the right to exercise this option, in whole or in part, for our common stock, any time during the 30-day period from the date of the closing of the IPO. On July 18, 2025, a total of 129,978 shares of common stock were issued in connection with the partial exercise by the IPO underwriters of their Over-Allotment Option at a price to the public of $5.00 per share (the "Over-allotment Exercise").
Common Stock Warrants
In connection with the IPO share issuances, the Company issued to the IPO underwriters warrants to purchase an aggregate of 168,898 shares of Common Stock (including 3,898 shares of Common Stock issued in connection with the Over-allotment Exercise (the "Over-allotment Exercise Underwriters' Warrants"), collectively referred to as the “Underwriters' Warrants”). The Underwriters' Warrants are exercisable at a per share exercise price equal to

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
$6.25 and are exercisable at any time and from time to time, in whole or in part, for a term of five years commencing from the first day of the seventh month after July 3, 2025 (the “Original Closing Date”), and terminating on July 1, 2030.
All of the Underwriters’ Warrants were outstanding as of June 30, 2026. The warrants were classified as equity and the fair value of $519 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following assumptions:

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
Common Stock
Pursuant to the Company’s certificate of incorporation, as amended and restated, for its $0.001 par value common stock, the Company had 300,000,000 authorized shares at June 30, 2026 and December 31, 2025, and had 50,032,148 and 46,865,051 issued and outstanding shares, as of June 30, 2026 and December 31, 2025, respectively.
Authorized common stock was reserved for future issuance as follows, including pursuant to outstanding equity awards and future equity awards under the 2005 Plan and the 2025 Plan.

	June 30, 2026	December 31, 2025
Exercises of stock options under 2005 Plan	1,335,559	1,627,097
Exercises of stock options under 2025 Plan	2,398,709	348,551
Restricted Stock Units under 2025 Plan	12,138	—
Exercises of warrants	168,898	168,898
Reserved for future grants under 2025 Plan	3,638,505	3,838,331
Total reserved shares of common stock	7,553,809	5,982,877
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
A total of 4,204,204 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2025 Plan. Shares subject to outstanding awards granted under the 2005 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2025 Plan. In addition, per the terms of the 2025 Plan, the share limit will automatically increase on the first trading day in January of each year (commencing with 2026) by an amount equal to (1) 4% of the total number of shares of our common stock that are issued and outstanding on the last trading day in December in the prior year, or (2) lesser number as determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2025 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for new award grants under the 2025 Plan. As of June 30, 2026, a total of 3,638,505 shares is available for award purposes under the 2025 Plan, including automatic increase on January 2, 2026 for 1,874,602 shares.
Amended and Restated 2005 Stock Plan
Pursuant to the 2005 Plan, the Company granted equity-based incentive awards prior to the IPO to the Company’s employees, directors, and consultants.  The 2005 Plan permitted the grant of stock options (either Incentive Stock Options (“ISO” – employees only) or Non-Qualified Stock Options (“NQSO”)) and restricted stock awards (“RSA”); only ISOs and NQSOs were outstanding during the periods presented. Upon the effectiveness of the 2025 Plan, the 2005 Plan was terminated and no new awards were granted under the 2005 Plan after the IPO, and there were no shares of common stock available for new award grants as of June 30, 2026 under the 2005 Plan.
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
Stock Options
Stock option activity for the six months ended June 30, 2026 was as follows.

	Options on Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding (vested and expected to vest) as of December 31, 2025	1,975,648	$1.74	7.47	$17,869
Granted	2,050,158	6.63
Exercised	(287,876)	0.42		2,061
Forfeited, canceled, or expired	(3,662)	0.57
Outstanding (vested and expected to vest) as of June 30, 2026	3,734,268	$4.53	8.8	$11,822
Exercisable as of June 30, 2026	769,657	$0.63	6.0	$5,349
The aggregate intrinsic values are calculated as the differences between the exercise prices of the underlying options and the fair value of the Company’s common stock for options that were in the money. The Company had 2,964,611 unvested stock options outstanding as of June 30, 2026.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
During the six months ended June 30, 2026 and 2025, 287,876 and 353,223 stock options were exercised and satisfied with newly-issued shares, resulting in cash proceeds of $121 and $129, respectively.
The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted during the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Risk-free interest rate	4.26%	3.87%	4.19%	3.87%
Expected term	6.08 years	5.99 years	6.01 years	5.99 years
Volatility of common stock	76.0%	78.2%	76.2%	78.2%
Expected dividend rate	— %	— %	— %	— %
Fair value per share of common stock	$6.90	$2.00	$6.63	$2.00
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

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding (expected to vest) as of December 31, 2025	—
Granted	24,270	$6.18
Vested	(12,132)
Outstanding (expected to vest) as of June 30, 2026	12,138
For the three and six months ended June 30, 2026, the Company recorded $37 and $75, respectively, in stock-based compensation related to RSUs. The total fair value of RSUs vested during the six months ended June 30, 2026 was approximately $92.
As of June 30, 2026, unrecognized stock-based compensation expense related to RSUs was $75 and expected to be recognized over a weighted-average period of six months.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Costs of revenue	$11	$1	$36	$5
Selling and marketing	41	3	45	14
Research and development	146	57	236	100
General and administrative	365	109	594	203
Total stock-based compensation expense	$563	$170	$911	$322
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
Segment assets are identical to those reported in the balance sheet as total assets. Segment revenue and cost of revenue are identical to that reported in the statement of operations and comprehensive loss; significant segment expenses are identical to those identified in the statement of operations and comprehensive loss under the line items for selling and marketing expenses, research and development expenses, and general and administrative expenses. Other segment items are represented by non-operating income (expense), net (which includes insignificant interest income) and the provision for income taxes as reported in the statement of operations and comprehensive loss. Segment depreciation expense and capital expenditures are identical to amounts in the statement of cash flows.
12. INCOME TAXES
The provision for income taxes for the six months ended June 30, 2026 and 2025 was not material. The Company continues to incur operating losses. The Company had an approximately zero effective tax rate for each of the six months ended June 30, 2026 and 2025, respectively. The effective tax rates differ significantly from the U.S. statutory tax rate, primarily due to the Company’s maintenance of a full valuation allowance against its net deferred tax assets in all periods presented.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
13. NET LOSS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss – basic and diluted	$(7,481)	$(4,625)	$(14,514)	$(10,000)
Denominator:
Weighted-average number of shares of common stock outstanding – basic and diluted	49,937,525	2,292,230	48,704,069	2,225,301
Net loss per share – basic and diluted	$(0.15)	$(2.02)	$(0.30)	$(4.49)
Basic net loss per share is the same as diluted net loss per share as the inclusion of potential common shares outstanding would have been anti-dilutive. The Company's convertible preferred stock Series constitute participating securities; however, as a result of the net loss position, they are excluded from the calculation of basic net loss per share.
Potentially dilutive securities that were not included in the preceding calculations because they would be anti-dilutive were as follows.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Convertible preferred stock (all series)	—	38,665,583	—	38,665,583
Warrants on common stock	168,898	—	168,898	—
Options on common stock	2,619,994	2,152,354	2,326,204	2,164,030
Restricted Stock Units	24,137	—	13,878	—
Total	2,813,029	40,817,937	2,508,980	40,829,613
14. RELATED PARTIES
On February 12, 2026 the Company signed a consulting agreement with Wen-Hung Tsai, one of the Company's shareholders and a former member of the Company's Board of Directors (until February 26, 2024). Per the consulting agreement Mr. Wen-Hung Tsai will provide strategic advice, help with industrial affiliation and partnerships, as well as work on the supply chain establishment for new products. As compensation for his services, the Company granted to Mr. Wen-Hung Tsai on February 12, 2026 an option to purchase 250,000 shares of the Company's Common Stock under the Company’s 2025 Equity Incentive Plan. Eighty percent (80%) of the option grant is scheduled to vest and become exercisable on February 12, 2027. The remaining portion of the option grant is scheduled to vest and become exercisable in three (3) equal monthly installments on the same day of each successive calendar month following February 12, 2027. For the three and six months ended June 30, 2026, the Company recorded $157 and $240, respectively, stock based compensation expenses associated with this award as a component of general and administrative expenses.
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
For the three and six months ended June 30, 2026, the Company's other material transactions with related parties related to certain R&D expenses ($265 and $502 for the three and six months ended June 30, 2026, respectively) for non-recurring engineering services with an R&D and manufacturing services vendor that holds an insignificant percentage of the Company's capital stock. The outstanding balance for the non-recurring services was included in Accrued Expenses and Other Current Liabilities in the condensed balance sheet as of June 30, 2026. There were no amounts due from related parties at June 30, 2026. There were no amounts due from or to related parties at December 31, 2025.
15. SUBSEQUENT EVENTS
On August 13, 2026, CapsoVision, Inc. (the “Company”) entered into a Controlled Equity OfferingSM Sales Agreement (the “Sales Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $100 million through Cantor as its “sales agent” (the “Agent”).
The Company is not obligated to sell any shares under the Sales Agreement. The Company or the Agent may suspend or terminate the offering of shares upon notice to the other party and subject to other conditions.

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
We were founded in 2005 and are headquartered in Saratoga, California. We sell our small bowel capsule system to our provider customers (i.e., primarily gastroenterologists practicing in clinics and/or hospitals) both internationally and in the U.S. through our global sales and marketing team. In the U.S., we sell to customers directly. Internationally we sell both directly and through qualified exclusive distributors in specified regions. Our largest international shipping destinations in the six months ended June 30, 2026 include France, Germany, and Saudi Arabia. As of June 30, 2026, our CapsoCam Plus has been used in over 176,000 patients. We currently manufacture and intend to continue manufacturing our CapsoCam capsules included in our GI-tract capsule endoscopy solution (including CapsoCam Colon capsules). To assist us in manufacturing our GI-tract capsule endoscopy products, we rely on component suppliers and assembly manufacturers based in Asia (particularly Taiwan and Japan).
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
In the second quarter of 2025 we filed our 510(k) submission to the U.S. Food and Drug Administration (the “FDA”) for our initial CapsoCam Colon capsule endoscopy solution (the “First-Generation Product”). We received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the submission and approval for the First-Generation Product, and to prioritize our resources for the development of our second-generation of CapsoCam Colon capsule (the “Second-Generation Product”), which features improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the Second-Generation Product. As of the date of this Quarterly Report, we have completed the enrollment process of the second arm pivotal study with 801 patients enrolled. We currently expect to submit the 510(k) application for the Second-Generation Product in the fourth quarter of 2026, subject to any further requests from the FDA.

Since we continue to invest in AI to improve our existing products, we completed a clinical study to demonstrate the benefits of our incorporation of AI technology into CapsoCam Plus, our existing product for the small bowel. We submitted the related 510(k) application to the FDA in December 2025. In response to the FDA’s feedback, we submitted a proposal to the FDA in April 2026. As further requested by the FDA, we will conduct further demographic analysis of the study data and expect to submit the analysis to the FDA by the end of August 2026. We anticipate obtaining FDA clearance by the end of the third quarter of 2026 with commercialization planned to begin in US shortly thereafter. We also made the initial EU submission in January 2026 and submitted the related technical documents in July 2026. By the time of this Quarterly Report we have commercialized in EU.
Longer term, we believe our CapsoCam family of products, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. Potential new medical indications include esophageal medical conditions (such as esophageal varices) and pancreatic cancer. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” application for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. Following the FDA’s response, we initiated a study for early pancreatic cancer detection using the CapsoCam UGI system in May 2026. This study will build on established scientific literature and engage leading opinion leaders, including leadership of leading societies in the pancreatobiliary field, to define malignancy diagnosis criteria with the device. This study is expected to enroll up to 140 patients using the CapsoCam UGI system. As of the date of this Quarterly Report three patients have been enrolled in this study. The study continues and we are working on expanding a number of clinical sites participating in the study. We expect to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection. However, additional research and studies to collect data may delay our anticipated timeline for obtaining the regulatory clearance (including obtaining the Breakthrough Device Designation) and may increase our research and development costs.
As of June 30, 2026, we had an accumulated deficit of $170.2 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, IPO and Private Placement proceeds and cash generated from the sale of CapsoCam capsules and the use of CapsoCloud or CapsoView, CapsoCloud data access, and capsule video reading service.
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
Success in further penetrating the small bowel capsule endoscopy market. Until commercialization of our CapsoCam Colon capsule (targeted for within one quarter after FDA clearance is provided), to grow our revenues (and, in turn, reduce our expected losses and negative cash flows), we intend to grow our small-bowel-related revenues by, among other things: (i) retaining and growing our customer base; (ii) cost-effectively increasing the size and effectiveness of our U.S. and international sales teams and our customer-support function; (iii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population); (iv)

introducing complementary products such as our (a) capsule delivery device with full commercialization expected in the fourth quarter of 2026, and (b) patency capsule (for verifying whether a capsule endoscope can pass through the bowel without retention prior to an exam) with the FDA 510(k) application submitted in July 2026; (v) facilitating increased telemedicine adoption following FDA clearance in December 2024 of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision; and (vi) following related FDA 510(k) clearance (expected by the end of the third quarter of 2026), commercializing our updated CapsoCam Plus which incorporates our AI assisted pathology detection technology.
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
Due to the potential increase in costs of revenue, expected as a result of U.S. trade policies changes, including increasing tariffs on imports, our gross profit/gross margin may be adversely impacted.
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
In the near term, we expect our clinical development expenses to vary as a percent of revenue as, among others, we (i) continued the second arm of our CapsoCam Colon pivotal study involving the second generation of that capsule (incorporating further advanced features designed to improve the accuracy of CapsoCam Colon) with the second arm involving 801 patients enrolled, and (ii) conducted additional research and studies to collect data for the development of CapsoCam UGI.
In addition to clinical trials costs, our research and development costs also include engineering for our AI technology, hardware development, and regulatory personnel.
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
Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$3,643	$3,315	$328	10%
Costs of revenue	1,772	1,504	268	18%
Gross profit	1,871	1,811	60	3%
Gross Margin	51%	55%		(4)%
OPERATING EXPENSES
Selling and marketing	1,936	1,847	89	5%
Research and development	5,309	3,392	1,917	57%
General and administrative	2,206	1,223	983	80%
Total operating expenses	9,451	6,462	2,989	46%
Operating loss	(7,580)	(4,651)	(2,929)	63%
Total non-operating income, net	99	26	73	281%
Loss before income taxes	(7,481)	(4,625)	(2,856)	62%
Provision for income taxes	—	—	—	—%
Net loss and comprehensive loss	$(7,481)	$(4,625)	$(2,856)	62%
Net loss per share – basic and diluted	$(0.15)	$(2.02)	$1.87	(93)%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$6,435	$6,098	$337	6%
Costs of revenue	3,235	2,793	442	16%
Gross profit	3,200	3,305	(105)	(3)%
Gross Margin	50%	54%		(4)%
OPERATING EXPENSES
Selling and marketing	4,027	3,808	219	6%
Research and development	9,744	6,499	3,245	50%
General and administrative	4,102	3,031	1,071	35%
Total operating expenses	17,873	13,338	4,535	34%
Operating loss	(14,673)	(10,033)	(4,640)	46%
Total non-operating income, net	159	33	126	382%
Loss before income taxes	(14,514)	(10,000)	(4,514)	45%
Provision for income taxes	—	—	—	—%
Net loss and comprehensive loss	$(14,514)	$(10,000)	$(4,514)	45%
Net loss per share – basic and diluted	$(0.30)	$(4.49)	$4.19	(93)%

Revenue
Our revenue for the three months ended June 30, 2026 and 2025 was $3.6 million and $3.3 million, respectively, representing a period-over-period growth of $0.3 million or approximately 10% (7% in the U.S. and 20% internationally). The primary driver for the revenue growth was a 13% increase in the number of CapsoCam Plus capsules sold offset by a period-over-period decrease of approximately 3% in the average selling price due to competitive pricing pressure. Our revenue for the six months ended June 30, 2026 and 2025 was $6.4 million and

$6.1 million, respectively, representing a period-over-period growth $0.3 million or approximately 6% (1% in the U.S. and 21% internationally). The primary driver for the revenue growth was a 5% increase in the number of CapsoCam Plus capsules sold.
For the three months ended June 30, 2026 and 2025, international sales accounted for 25% and 23% of total revenue. For the six months ended June 30, 2026 and 2025, international sales accounted for 26% and 23% of total revenue.
Costs of Revenue
As we continued to scale our business, costs of revenue increased $0.3 million, or 18%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025 from $1.5 million to $1.8 million. The increased costs of revenue was attributable to increased unit sales of CapsoCam Plus for the small-bowel. For the six months ended June 30, 2026, compared to the six months ended June 30, 2025 the cost of revenue was $3.2 million and $2.8 million, respectively, which represented an increase of $0.4 million, or 16% period-over-period. The increased costs of revenue was attributable to $0.3 million due to increased unit sales of CapsoCam Plus for the small-bowel and the related services and $0.1 million due to to increased customs and tariffs due to the change in U.S. customs policy.
Gross Profit and Gross Margin
Gross profit increased $0.1 million, or 3%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, from $1.8 million to $1.9 million. For the three months ended June 30, 2026 and 2025, the gross margin was 51% and 55%, respectively. Gross profit decreased $(0.1) million, or (3)%, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025, from $3.3 million to $3.2 million. For the six months ended June 30, 2026 and 2025, the gross margin was 50% and 54%, respectively. The increase in gross profit was a result of increased CapsoCam Plus unit sales and the related software component, while the decline of the gross margin is due to a pressure on selling prices we have when operating in a highly competitive market and changes the U.S. government made to the trade policies and tariffs at the beginning of the year resulting in an increase in expenses for customs and tariffs.
Operating Expenses
The following tables provide a summary for our key operating expenses for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$1,936	$1,847	$89	5%
Research and development	5,309	3,392	1,917	57%
General and administrative	2,206	1,223	983	80%
Total operating expenses	$9,451	$6,462	$2,989	46%

	Six Months Ended June 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$4,027	$3,808	$219	6%
Research and development	9,744	6,499	3,245	50%

General and administrative	4,102	3,031	1,071	35%
Total operating expenses	$17,873	$13,338	$4,535	34%

Selling and Marketing Expenses
Selling and marketing expenses increased $0.1 million, or 5%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, from $1.8 million to $1.9 million. The increase was due to an increase in stock-based compensation expenses due to new stock-option grant.
Selling and marketing expenses increased $0.2 million, or 6%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, from $3.8 million to $4.0 million. The increase was due to a headcount increase of 4 employees in the sales and marketing organization, including inside sales, that resulted in a $0.1 million increase in compensation expenses, as well as an increase in insurance expenses, and an increase in stock-based compensation due to new stock-option grants.
Research and Development Expenses
Research and development expenses increased $1.9 million, or 57%, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025, from $3.4 million to $5.3 million. The increase was primarily due to a $1.3 million increase attributable to expenses associated with ongoing clinical trials, a $0.4 million increase in expenses for non-recurring engineering services driven by the development of the new CMOS image sensor under the development agreement with Canon Inc., and head count increase of 4 employees in the research and development resulted in an $0.1 million increase in compensation expenses and stock-based compensation expenses for $0.1 million due to new stock-option grants.
Research and development expenses increased $3.2 million, or 50%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, from $6.5 million to $9.7 million. The increase was primarily due to a $2.3 million increase attributable to expenses associated with ongoing clinical trials, a $0.9 million increase in expenses for non-recurring engineering services driven by the development of the new CMOS image sensor under the development agreement with Canon Inc., and an increase in stock-based compensation expenses for $0.1 million due to new stock-option grants.
General and Administrative Expenses
General and administrative expenses increased $1.0 million, or 80%, for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, from $1.2 million to $2.2 million. The increase was due to expenses operating as a public company of $0.2 million (insurance expenses increased $0.1 million, Board of Directors cash compensation expense increased $0.1 million), increase in stock-based compensation expenses of $0.3 million, primarily due to new stock-option grant, and software expenses of $0.1 million (expenses for a new ERP implementation and software necessary for operating as a public company). Additionally, expenses in the second quarter of 2025 were offset by $0.2 million due to funds received from the U.S. federal government as part of a COVID-19 relief program. Another $0.2 million increase of expenses period-over-period is a result of foreign currency gains in the second quarter 2025 compared to immaterial loss in the comparable period of 2026.
General and administrative expenses increased $1.1 million, or 35%, for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, from $3.0 million to $4.1 million. The increase was due to expenses operating as a public company of $0.4 million (insurance expenses increased $0.3 million, Board of Directors cash compensation expense increased $0.1 million), an increase in stock-based compensation expenses of $0.4 million, primarily due to new stock-option grants, and software expenses of $0.2 million (expenses for a new ERP implementation and software necessary for operating as a public company). This increase was partially offset by a decrease in expenses for audit and consulting ($0.3 million) that were higher in the first half of 2025 due to the preparation of the Company's financial statements in connection with the IPO.

Additionally, expenses in the second quarter of 2025 were offset by for $0.2 million received from the U.S. federal government as part of a COVID-19 relief program. Another $0.2 million increase of expenses period-over-period is a result of foreign currency gains in the first half of 2025 compared to immaterial loss in the comparable period of 2026.
Net Loss
Our reported net loss attributable to CapsoVision common stockholders for the three months ended June 30, 2026 and 2025 totaled approximately $7.5 million and $4.6 million, respectively, representing a period-over-period increase of $2.9 million or 62%. Our reported net loss attributable to CapsoVision common stockholders for the six months ended June 30, 2026 and 2025 totaled approximately $14.5 million and $10.0 million, respectively, representing a period-over-period increase of $4.5 million or 45%.
Liquidity and Capital Resources
Overview
To date, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock, IPO and Private Placement as well as cash generated from sales of our CapsoCam Plus capsule endoscopy solution. We have generated losses from our operations as reflected in our accumulated deficit of $170.2 million as of June 30, 2026. Net cash used in operating activities was $14.5 million and $9.5 million for the six months ended June 30, 2026 and 2025, respectively.
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
Our interim (unaudited) financial statements for the six months ended June 30, 2026 included in this Quarterly Report on Form 10-Q note that there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of those financial statements (see Note 2. GOING CONCERN). This means that we have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources. Our interim (unaudited) financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our interim (unaudited) financial statements for the six months ended June 30, 2026, and it is likely that investors would lose all or a part of their investment. See “Risk Factors—Business and Industry Risks—Our Quarterly Report, our unaudited financial statements for the six months ended June 30, 2026 and our audited financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a ‘going concern’ and we will likely need to raise additional financing to fund our business and revenue growth plans."
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

Source of Liquidity
As of June 30, 2026, we had approximately $9.1 million in cash and cash equivalents. From our inception through June 30, 2026, we have received aggregate gross proceeds of $143.6 million from sales of our convertible preferred stock, which were automatically converted into shares of our common stock in connection with the completion of our IPO. To provide for additional liquidity prior to the completion of our IPO, on May 28, 2025 we received $1 million as a note payable from an existing investor. The note payable, together with interest thereon (at 1% per month) was repaid shortly after completion of our IPO. On July 3, 2025 we completed our IPO from which we received the net proceeds in the amount of $23.4 million. On March 16, 2026 we closed the Private Placement and received the net proceeds in the amount of $13.4 million.
Funding Requirements
As of June 30, 2026, we had an accumulated deficit of $170.2 million and cash and cash equivalents of $9.1 million. On March 16, 2026, we completed the Private Placement with the net proceeds to us of approximately $13.4 million. Based on our current operating plan, we believe that our existing cash balances will not be sufficient to fund our operations for at least the next 12 months after the date of issuance of these financial statements.
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
Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(14,469)	$(9,512)
Net cash used in investing activities	(48)	(70)
Net cash provided by financing activities	13,509	1,202
Net decrease in cash and cash equivalents	$(1,008)	$(8,380)
Net Cash Used in Operating Activities
For the six months ended June 30, 2026, net cash used in operating activities totaled $14.5 million, primarily driven by the net loss of $14.5 million for the period. Additional contributing factors included a $1.7 million increase in inventory to meet increased demand, a $1.4 million increase in accrued expenses and other current liabilities and a $0.7 million decrease in accounts payable, mainly due to research and development expenses and increased clinical trial expenses, as well as $0.9 million increase in stock-based compensation expenses due to new grants.
For the six months ended June 30, 2025, net cash used in operating activities was $9.5 million, primarily attributable to the net loss of $10.0 million. Cash outflows were further impacted by a $0.4 million increase in inventory to meet increased demand, and a $1.0 million increase in accrued expenses and other current liabilities, mainly due to research and development expenses and increased headcount related expenses.

Net Cash Used in Investing Activities
Net cash used in investing activities during the six months ended June 30, 2026 and 2025 was immaterial and consisted of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the six months ended June 30, 2026 consisted primarily of $14.0 million in gross proceeds from the Private Placement, net of issuance costs of $0.6 million. For the six months ended June 30, 2025, net cash provided by financing activities consisted primarily of $1.0 million from note payable received from an existing investor and $0.2 million in proceeds from the exercise of options on common stock and warrants.
Contractual Obligations and Commitments
Our contractual obligations at June 30, 2026 include operating lease payments of $0.7 million due within 18 months, purchase commitments to raw material suppliers of $1.0 million due within 21 months and $1.8 million in outstanding purchase commitment for the development agreement with Canon Inc. due in 9 months. We expect to fund these obligations through our existing cash balances and cash flows from operations.
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Please see below for the disclosure of the Company's material weaknesses in internal control and the remediation plan.
Material Weaknesses in Internal Control over Financial Reporting
Prior to our IPO, we were a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. We identified two material weaknesses in our financial reporting process as of December 31, 2024, which have not been fully remediated as of June 30, 2026. The first material weakness relates to our failure to design or maintain sufficient controls over implementation of information technology general controls or complementary user entity controls for applications (such as our enterprise resource planning system ("ERP"), payroll, and stock option management IT systems) used in the preparation of our financial statements. More specifically, we did not design or maintain sufficient controls related to user access provisioning and monitoring, change management, program development and data management. The second material weakness relates to a lack of segregation of duties in the financial reporting function due to a limited number of staff performing the financial reporting function. More specifically, there is a limited level of multiple reviews among those tasked with preparing our financial records and with respect to our existing ERP system proper segregation of duties was not enforced (i.e., for journal entries, we did not always divide responsibilities with one person responsible for making the journal entry and a different person responsible for approving the journal entry).

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
We cannot assure you that the measures we have taken to date, and are continuing to implement, will be sufficient to remediate the material weaknesses we have identified or avoid potential future material weaknesses. If the steps we take do not correct the material weaknesses in a timely manner, we will be unable to conclude that we maintain effective internal control over financial reporting. Accordingly, there could continue to be a reasonable possibility that a material misstatement of our financial statements would not be prevented or detected on a timely basis.
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our Quarterly Report, our unaudited financial statements for the six months ended June 30, 2026 and our audited financial statements for the year ended December 31, 2025 and include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
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
We have incurred net losses since inception, and we expect to incur additional losses in the foreseeable future. For the six months ended June 30, 2026 and June 30, 2025, we incurred net losses of $14.5 million and $10.0 million, respectively. As of June 30, 2026 we had an accumulated deficit of $170.2 million. Our accumulated deficit reflects significant front-end spending and investment related to both completed and ongoing key operational milestones, including: (i) the initial and continued development of CapsoCam Plus and CapsoCloud, our cloud-based platform; (ii) development of our next pipeline capsule endoscope, CapsoCam Colon; (iii) initial development and ongoing improvements to our AI assisted pathology detection tools and technologies; and (iv) funding of completed and ongoing related clinical and other studies. As we execute on our business strategy to grow our business and revenues (including seeking FDA 510(k) clearance for CapsoCam Colon), we will continue to incur development costs and clinical study expenses and will make additional investments. Additionally, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur losses for at least the near-term and we may never achieve profitability or, if we do achieve profitability, sustain profitability. Our failure to achieve and sustain profitability in the future would make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations.
Our Quarterly Report, our unaudited financial statements for the six months ended June 30, 2026 and our audited financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
Our Quarterly Report, our unaudited financial statements for the six months ended June 30, 2026 and our 2025 audited financial statements include a footnote raising substantial doubt about our ability to continue as a going concern. We have funded our historical net losses and negative cash flows through the issuance of convertible preferred stock, IPO and Private Placement. As of June 30, 2026, we had cash and cash equivalents of approximately $9.1 million.
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
•Further penetrating the small bowel market in the U.S. and internationally, including by (i) increasing the size and effectiveness of our U.S. and international sales teams; (ii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population) following FDA clearance in December 2024 for this newly indicated patient population; (iii) introducing complementary products such as our (a) capsule delivery device with full commercialization expected in the fourth quarter of 2026 and (b) patency capsule (for verifying a capsule endoscope can pass through the bowel without retention prior to an exam) with FDA 510(k) application submitted in July 2026; and (iv) facilitating increased telemedicine adoption following FDA clearance in December 2024 of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision.
•Incorporating our AI assisted pathology detection technology into our CapsoCam Plus capsule. We conducted related clinical studies to demonstrate the benefits of our AI technology as incorporated into CapsoCam Plus and submitted the related 510(k) application to the FDA in December 2025. In response to the FDA’s feedback, we submitted a proposal to the FDA in April 2026. As further requested by the FDA, we will conduct further demographic analysis of the study data and expect to submit the analysis to the FDA by the end of August 2026. We anticipate obtaining FDA clearance by the end of the third quarter of 2026 with commercialization planned to begin in US shortly thereafter. We also made the initial EU submission in January 2026 and submitted the related technical documents in July 2026. By the time of this Quarterly Report we have commercialized in EU.
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

The second generation of our CapsoCam Colon solution incorporates our AI assisted pathology detection technology. The second-generation product will incorporate improvements—such as a new lens and illumination optics with an increased field of view and improved image quality—designed to increase the accuracy (measured in terms of polyp-detection sensitivity and specificity) and benefits of using our CapsoCam Colon solution to visualize the colon and detect and measure polyps. We plan to focus our regulatory efforts on first obtaining U.S. FDA clearance followed by obtaining EU clearance. We plan to use the clinical results of the second arm of our pivotal study to support submission to the FDA of a 510(k) application in the fourth quarter of 2026. FDA review of our 510(k) submissions may be delayed and we may not receive 510(k) clearances from the FDA on a timely basis or at all. Staff reductions in the FDA office charged with regulating devices may cause delay. Related risks with respect to, among other things, receiving requisite regulatory clearances and the timing thereof and commercializing our CapsoCam Colon capsule endoscopy solution are described further below under this “Risk Factors” section including “Our longer term efforts to expand our GI-tract capsule endoscopy solutions beyond small bowel and colon pathologies and medical conditions may not succeed,” and “We may not obtain or may experience delays in obtaining 510(k) clearance for our planned second generation of our CapsoCam Colon solution (with improved optics and other components), which would adversely impact our ability to commercialize this product and generate related revenue.”
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
We believe our CapsoCam Plus (small bowel) and CapsoCam Colon solutions, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. Following the FDA’s response, we initiated a study for early pancreatic cancer detection using the CapsoCam UGI system in May 2026. This study will build on established scientific literature and engage leading opinion leaders, including leadership of leading societies in the pancreatobiliary field, to define malignancy diagnosis criteria with the device. This study is expected to enroll up to 140 patients using the CapsoCam UGI system. As of the date of this Quarterly Report, three patients have been enrolled in this study The study continues and we are working on the expansion of a number of clinical sites participating in the study. We expect to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection. However, additional research and studies to collect data may delay our anticipated timeline for obtaining the regulatory clearance (including obtaining the Breakthrough Device Designation) and may result in an increase in our research and development expenditures that exceed our current expectations and there can be no assurance that our reshaped strategy will be successful. A Breakthrough Device Designation prioritizes a device in the FDA’s review queue for all future regulatory submissions and accelerates communications (i.e., negotiations and feedback) with the FDA, thereby expediting the marketing application process. However, our proposed capsule endoscopy solution may not meet the eligibility requirements for this designation and, even if a Breakthrough Device Designation is received, it may not receive the FDA authorization required to market the proposed capsule endoscopy solution.
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
Our growth strategy includes increasing our international revenues and potential entry into new international markets (including through qualified exclusive distributors in targeted regions). In the six months ended June 30, 2026 and 2025, international sales accounted for approximately 26% and 23% of our revenue, respectively. Our largest international shipping destinations in the six months ended June 30, 2026 include France, Germany and Saudi Arabia. Some of our existing and new international markets may be highly regulated and competitive. However, we may face significant challenges and risks in expanding in existing and entering into new international markets (including risks related to expanding our market share and customer base), such as the following:

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
Notably, one competitor, Ankon (through its affiliate AnX Robotics), has already established a market presence with their FDA-cleared AI product for the small bowel in the U.S. and various other markets outside the U.S. This puts us at a market disadvantage until we can launch our own AI product for the small bowel, subject to FDA clearance which is anticipated to occur by the end of the third quarter of 2026. The delay in our product launch could result in a loss of market share and reduced revenue opportunities, as potential customers may opt for the already available and proven solutions from our competitors. Additionally, the competitive landscape is further impacted by the pricing strategies of Asia-based capsule endoscopy companies, such as Ankon (China), Jinshan (China) and IntroMedic (South Korea), who are offering their products at lower than average prices. This aggressive pricing approach could pressure us to lower our prices to remain competitive, potentially impacting our profit margins.
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

If other companies or institutions develop or market methods that do not require fasting or bowel cleansing or require less stringent preparation, our products may become less attractive to patients. For example, non-invasive stool-based DNA tests generally require no specific dietary restrictions or bowel preparation and enable patients to collect a stool sample at home using the provided kit and send it to the lab for analysis. Such test may be more attractive to low-risk or average-risk patients who require more convenient options for GI-tract screening. Also, recent advancements in medical research have opened up new possibilities for early detection and screening of colorectal cancer by leveraging key metabolites and early diagnostic biomarkers. Advances in technology or alternative screening methods that eliminate or reduce the need for fasting or bowel cleansing could provide a more convenient and patient-friendly option, potentially making our CapsoCam capsules less competitive. Should such alternatives gain acceptance in the market, we may experience a decline in demand for our products, which could materially and adversely affect our business, financial condition, and results of operations. Additionally, our ability to compete effectively may be further challenged if these new methods are protected by patents or other intellectual property rights that we cannot circumvent.
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
For the three months ended June 30, 2026, we recorded a provider complaint rate of approximately 2.5% (based on number of capsules sold in such period). For 2025, we recorded a provider complaint rate of approximately 2.5% (based on number of capsules sold in 2025). The bulk of recorded complaints related to patient failure to (i) timely retrieve the capsule following completion of the procedure and (ii) enter the correct serial number or use the correct shipping label when returning the capsule for download. Although small, these failures indicate potential issues with the usability or clarity of instructions provided to patients by providers or us and shipment and inventory management issues. These issues, in turn, can significantly impact customer and patient satisfaction and our reputation and potential sales.
Capsule retention by a patient refers to the capsule getting stuck in the GI tract, which can occur due to various reasons such as strictures, tumors, or inflammatory bowel diseases. We believe the industry retention rate may be as high as 2%. Based on (i) incidences reported to us for all CapsoCam capsule patients in the three months ended June 30, 2026, and (ii) total CapsoCam capsules sold by us in the same period, retention rate was less than 1/10 of 1%. However, we believe our retention rate is understated due to (i) underreporting by providers and patients and, relatedly, (ii) the fact that most retained capsules are eventually excreted without the need for invasive intervention and medication may be used to encourage this process. In some instances, endoscopic retrieval or surgical intervention may be necessary to remove the retained capsule. Aspiration is rare but potentially fatal where the capsule is accidentally inhaled into the respiratory tract instead of being swallowed into the esophagus. For the three months ended June 30, 2026, there was one complaint regarding an aspiration incident involving a CapsoCam capsule.
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
The U.S. federal government has shut down multiple times in the past, and certain regulatory agencies, including the FDA, the CMS, the U.S. International Trade Commission, the U.S. Patent and Trademark Office (“USPTO”), the U.S. Department of Defense, and the U.S. Department of Veterans Affairs, have had to furlough employees and suspend some of their activities. A prolonged shutdown could delay regulatory reviews and approvals, litigation proceedings, or government program implementations and could ultimately disrupt or delay our research and development, manufacturing, commercialization, or intellectual property enforcement activities. Any such delays or disruptions could have a material adverse effect on our business, financial condition, results of operations, and prospects.
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
In seeking 510(k) clearance for our AI technology as incorporated into CapsoCam Plus, we are (i) utilizing the NaviCam ProScan as the predicate device (confirmed with the FDA) and (ii) currently conducting a retrospective clinical study of the CapsoCam Plus solution with the AI technology incorporated to analyze in vivo videos from completed, real-world clinical cases, to assess the performance of the AI technology for small bowel. Similar to the first arm of our CapsoCam Colon pivotal study, the study seeks to demonstrate that the AI technology can (i) reliably and accurately identify and analyze images and video of the small bowel to detect abnormalities as quantified by diagnostic accuracy measures such as sensitivity and specificity, and, in doing so, (ii) aid qualified physicians in achieving improved diagnostic performance relative to not using AI.
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
We provide remote capsule endoscopy reading services through board-certified physicians to our customers with $148 and $146 thousand in revenue for the six months ended June 30, 2026 and 2025, respectively. Our relationships with board-certified physicians are subject to various state laws including those with respect to physician licensing requirements. The interpretation and enforcement of these laws vary significantly across states, and there is no assurance that our current practices will remain compliant. If regulatory authorities determine that our arrangements with physicians violate these laws, we may be forced to restructure or terminate these relationships, leading to potential disciplinary actions, penalties, and a loss of revenue.
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
We depend on Aureliance, our authorized agent and importer in the EU and EEA for a significant portion of our revenue. It has historically contributed a significant percentage of our revenue generated from EU countries, such that if it were to materially reduce or terminate its business with us, our revenue generated from such countries would suffer. For the six months ended June 30, 2026 and June 30, 2025, Aureliance represented approximately 11% and 10% of our revenue, respectively. As of June 30, 2026 and December 31, 2025, Aureliance represented approximately 25% and 22% of our accounts receivable balance, respectively. The loss of it or a significant reduction in its business with us could have a material adverse effect on our financial condition and results of operations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

CAPSOVISION, INC.

Date: August 13, 2026	By:	/s/ Kang-Huai (Johnny) Wang
Kang-Huai (Johnny) Wang
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ David Garcia
David Garcia
Senior VP of Finance
(Principal Financial Officer and Principal
Accounting Officer)