Form 10-Q
period 2026-09-30
CapsoVision, Inc
filed 2026-11-12
CIK 1378325

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________
FORM 10-Q
_________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________to ____________
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
Yes ☐   No ☒
As of November 11, 2026, the registrant had 53,609,719 shares of common stock, $0.001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. We base these forward-looking statements on our expectations and projections about future events, which we derive from the information currently available to us. Such forward-looking statements relate to future events or our future performance, including: our financial performance and projections; our growth in revenue and earnings; and our business prospects and opportunities. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “hopes” or the negative of these or similar terms. In evaluating these forward-looking statements, you should consider various factors, including: our ability to change the direction of the Company; our ability to keep pace with new technology and changing market needs; and the competitive environment of our business. These and other factors may cause our actual results to differ materially from any forward-looking statement. Forward-looking statements are only predictions. The forward-looking events discussed in this Quarterly Report on Form 10-Q may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us. We are not obligated to publicly update or revise any forward-looking statement, whether as a result of uncertainties and assumptions. The forward-looking events discussed in this Quarterly Report on Form 10-Q might not occur.
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
•our plans to increase small bowel capsule sales following 510(k) clearance for pediatric use and telehealth supervision and related products currently under development, including our capsule delivery device and patency capsule;
•our expected timing for submission of 510(k) application for our second-generation of CapsoCam Colon capsule;
•our expected receipt of and related timing for FDA 510(k) clearance of our CapsoCam Colon capsule and related sales;
•our expected timing and enrollment size of our study of CapsoCam UGI system and our expected resubmission of the Breakthrough Device Designation application following the study;
ii

•our plans and efforts to expand into new indications in terms of new GI pathologies and expanded patient populations;
•our plans and efforts to introduce enhancements and improvements to our products and technologies, including the AI capabilities incorporated into our products , and the commercialization of AI Highlights™ following its FDA clearance;
•our commercialization capabilities and strategies, including our plans to increase revenues and sales capabilities in and outside the United States (the “U.S.”);
•the implementation of our strategic plan for our business and products and technology;
•our relationships with, and capabilities of, our assembly manufacturers and component suppliers;
•the impact of U.S. trade policies and tariffs on our costs, gross margin and supply chain;
•the protection of our intellectual property (including our AI capabilities) including through patents and trade secret protections;
•the expected performance of our products;
•our ability to manage our growth;
•the anticipated use of net proceeds from our equity financings, including sales under our at-the-market offering program;
•our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) or smaller reporting company under U.S. securities laws;
•estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital, including through sales under our at-the-market offering program;
•our ability to continue as a going concern; and
•our future financial performance.
We caution you not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q in the case of forward-looking statements contained in this Quarterly Report on Form 10-Q.
iii

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
CAPSOVISION, INC.
CONDENSED BALANCE SHEETS (UNAUDITED)
(in thousands, except par value and share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Current Assets
Cash and cash equivalents	$21,757	$10,112
Accounts receivable, net	2,456	2,498
Inventory	4,747	2,987
Prepaid expenses and other current assets	2,086	1,072
Total current assets	31,046	16,669
Property and equipment, net	508	611
Operating lease right-of-use assets	747	843
Other long-term assets	451	41
TOTAL ASSETS	$32,752	$18,164

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$1,102	$1,143
Accrued expenses and other current liabilities	4,355	2,697
Deferred revenue	146	177
Operating lease liabilities – current	521	410
Total current liabilities	6,124	4,427

Operating lease liabilities – long-term	259	477
Total liabilities	6,383	4,904

Commitments and contingencies - Note 8

Stockholders’ Equity
Preferred stock, $0.001 par value: 10,000,000 shares authorized and none issued and outstanding as of September 30, 2026; 10,000,000 shares authorized and none issued and outstanding as of December 31, 2025	—	—
Common stock, $0.001 par value: 300,000,000 shares authorized as of September 30, 2026; 53,569,896 and 46,865,051 issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	54	47
Additional paid-in capital	203,833	168,878
Accumulated deficit	(177,518)	(155,665)
Total stockholders’ equity	26,369	13,260
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,752	$18,164

The accompanying notes are an integral part of these condensed financial statements.	1

CAPSOVISION, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)
(in thousands, except share and per-share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net revenue	$3,568	$3,538	$10,003	$9,636

Costs of revenue	1,804	1,624	5,039	4,417

Gross profit	1,764	1,914	4,964	5,219

OPERATING EXPENSES
Selling and marketing	2,060	1,773	6,087	5,581
Research and development	4,803	6,090	14,547	12,589
General and administrative	2,285	2,070	6,387	5,101
Total operating expenses	9,148	9,933	27,021	23,271

Operating loss	(7,384)	(8,019)	(22,057)	(18,052)

NON-OPERATING INCOME
Interest income, net	46	132	187	175
Other non-operating income (expense), net	(1)	(34)	17	(44)
Total non-operating income, net	45	98	204	131

Loss before income taxes	(7,339)	(7,921)	(21,853)	(17,921)

Provision for income taxes	—	—	—	—

Net loss and comprehensive loss	$(7,339)	$(7,921)	$(21,853)	$(17,921)

Net loss per share – basic and diluted	$(0.15)	$(0.17)	$(0.44)	$(1.05)

Weighted average common shares outstanding – basic and diluted	50,568,141	46,217,127	49,332,254	17,049,671

The accompanying notes are an integral part of these condensed financial statements.	2

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (UNAUDITED)
(in thousands, except share amounts)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity
December 31, 2025	—	$—	46,865,051	$47	$168,878	$(155,665)	$13,260
Issuance of common stock upon Private Placement, net of issuance cost	—	—	2,867,089	3	13,617	—	13,620
Issuance of common stock upon exercises of stock options	—	—	106,727	—	39	—	39
Stock-based compensation	—	—	—	—	334	—	334
Net loss	—	—	—	—	—	(7,033)	(7,033)
March 31, 2026	—	$—	49,838,867	$50	$182,868	$(162,698)	$20,220
Private Placement issuance cost	—	—	—	—	(220)	—	(220)
Constructive Dividend	—	—	—	—	(12)	—	(12)
Issuance of common stock upon exercises of stock options	—	—	181,149	—	82	—	82
Issuance of common stock upon vesting of restricted stock units	—	—	12,132	—	—	—	—
Stock-based compensation	—	—	—	—	577	—	577
Net loss	—	—	—	—	—	(7,481)	(7,481)
June 30, 2026	—	$—	50,032,148	$50	$183,295	$(170,179)	$13,166
Issuance of common stock via ATM, net of issuance cost	—	—	276,446	1	1,709	—	1,710

The accompanying notes are an integral part of these condensed financial statements.	3

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

Issuance of common stock via Securities Purchase Agreement, net of issuance cost	—	—	3,163,444	3	17,835	—	17,838
Issuance of common stock upon exercises of stock options	—	—	97,858	—	43	—	43
Stock-based compensation	—	—	0	0	952	—	952
Net loss	—	—	—	—	—	(7,339)	(7,339)
September 30, 2026	—	$—	53,569,896	$54	$203,833	$(177,518)	26,369

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Par Value	Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Deficit
December 31, 2024	38,665,583	$143,625	2,090,945	$2	$838	$(130,350)	$(129,510)
Issuance of common stock upon exercises of stock options	—	—	87,549	—	34	—	34
Stock-based compensation	—	—	—	—	152	—	152
Net loss	—	—	—	—	—	(5,375)	(5,375)
March 31, 2025	38,665,583	$143,625	2,178,494	$2	$1,024	$(135,725)	$(134,699)
Issuance of common stock upon exercises of stock options	—	—	265,674	—	95	—	95
Issuance of common stock upon exercises of warrants	—	—	15,015	—	73	—	73
Stock-based compensation	—	—	—	—	170	—	170
Net loss	—	—	—	—	—	(4,625)	(4,625)
June 30, 2025	38,665,583	$143,625	2,459,183	$2	$1,362	$(140,350)	$(138,986)

The accompanying notes are an integral part of these condensed financial statements.	4

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT) (CONTINUED)
(in thousands, except share amounts)

Conversion of all convertible preferred stock to common stock - initial public offering	(38,665,583)	(143,625)	38,665,583	39	143,586	—	143,625
Issuance of common stock in initial public offering, net of issuance costs	—	—	5,629,978	6	22,848	—	22,854
Issuance of Underwriters Warrants	—	—	—	—	519	—	519
Issuance of common stock upon promissory note repayment	—	—	7,508	—	31	—	31
Reverse stock split rounddown and cash in lieu payment	—	—	-108	—	(1)	—	(1)
Issuance of common stock upon exercises of stock options	—	—	36,757	—	14	—	14
Stock-based compensation	—	—	—	—	307	—	307
Net loss	—	—	—	—	—	(7,921)	(7,921)
September 30, 2025	—	$—	46,798,901	$47	$168,666	$(148,271)	$20,442

The accompanying notes are an integral part of these condensed financial statements.	5

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,853)	$(17,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173	161
Loss on disposal of property and equipment	—	1
Amortization of operating lease right-of-use assets	307	260
Unrealized foreign exchange losses (gains)	57	(170)
Stock in lieu of debt repayment	—	31
Stock-based compensation	1,863	629
Bad debt expense	10	11
Changes in operating assets and liabilities:
Accounts receivable	10	151
Inventory	(1,760)	(558)
Prepaid expenses and other current assets	(1,014)	(303)
Other long-term assets	(410)	—
Accounts payable	(203)	596
Accrued expenses and other current liabilities	1,658	2,220
Deferred revenue	(31)	(26)
Operating lease liabilities	(318)	(260)
Net cash used in operating activities	$(21,511)	$(15,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(70)	(82)
Net cash used in investing activities	$(70)	$(82)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from IPO, net of commissions	—	26,557
Payment of IPO offering costs	—	(3,184)
Repayment of promissory note	—	(1,000)
Proceeds from Private Placement	14,000	—
Payment of Private Placement issuance costs	(601)	—
Proceeds from ATM Program, net of issuance costs	1,710	—
Proceeds from Securities Purchase Agreement	18,000	—
Payment of constructive dividend	(12)	—
Proceeds from promissory note issuance	—	1,000
Proceeds from exercises of options on common stock and warrants	164	216
Net cash provided by financing activities	$33,261	$23,589

Net increase in cash and cash equivalents	11,680	8,329
Effect of exchange rate changes on cash and cash equivalents	(35)	139
Cash and cash equivalents at beginning of period	10,112	9,319
Cash and cash equivalents at end of period	$21,757	$17,787

The accompanying notes are an integral part of these condensed financial statements.	6

CAPSOVISION, INC.
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
(in thousands)

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for income taxes	$10	$7
Cash paid for interest	—	15
NON-CASH FINANCING AND INVESTING ACTIVITIES
Obtaining a right-of-use asset in exchange for a lease liability	211	—
Underwriters warrants issued in connection with the IPO	—	519
Conversion of convertible preferred stock into common stock upon initial public offering	—	143,625
Securities Purchase Agreement issuance costs in accounts payable	162	—

The accompanying notes are an integral part of these condensed financial statements.	7

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
CapsoCam Plus® was cleared by the U.S. Food and Drug Administration ("FDA") in 2016 and has since been approved in various other countries. CapsoCam Colon completed the second arm of our pivotal clinical study with planned submission for regulatory clearance, starting with the FDA, and we anticipate filing with the FDA in the fourth quarter of 2026. The Company is subject to risks and uncertainties common to life sciences companies including, but not limited to, risks associated with the success of research and development, risks associated with contract manufacturing, competition from other companies, protection of intellectual property and the risk of litigation related thereto, compliance with government regulations, and the ability to secure additional capital to fund operations and research and development. Current and future programs, including for products focused on other areas of the GI system, will require significant research and development efforts, extensive clinical testing, and submissions for regulatory approval prior to commercialization.
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
Shelf Registration and 2026 At-the-Market (ATM) Agreement with Cantor
On August 13, 2026, the Company filed with the SEC a universal Shelf Registration Statement on Form S-3 (File No. 333-298315) (the “2026 Shelf Registration Statement”). The 2026 Shelf Registration Statement initially provides the Company with the ability to offer up to $250 million of securities, including common stock, preferred stock, warrants, rights and units. The 2026 Shelf Registration Statement was declared effective by the SEC on August 21, 2026. Pursuant to the 2026 Shelf Registration Statement, the Company may offer additional securities from time to time and through one or more methods of distribution, subject to market conditions and its capital needs.
On August 13, 2026, the Company entered into a Controlled Equity OfferingSM Sales Agreement (the “2026 ATM Agreement”) with Cantor Fitzgerald & Co. (“Cantor”) with respect to an at-the-market offering program under which the Company may offer and sell, from time to time at its sole discretion, shares of its common stock, having an aggregate offering price of up to $100 million through Cantor as its “sales agent” (the “Agent”).
September 2026 Securities Purchase Agreement
On September 17, 2026, the Company entered into a securities purchase agreement (the "September 2026 Securities Purchase Agreement") with certain existing investors (the "Purchasers"), providing for the issuance and sale of its common stock, in a registered direct offering (the "Registered Direct Offering"), under the prospectus supplement to the 2026 Shelf Registration Statement for the purpose of raising approximately $18 million in aggregate gross proceeds for the Company. The Company offered 3,163,444 shares of the Company's common stock, par value $0.001 per share, at a purchase price of $5.69 per share, representing a discount of approximately 5% to the last reported sale price of the Common Stock on The Nasdaq Capital Market on September 16, 2026. The Registered Direct Offering closed on September 18, 2026.
The offering was made without an underwriter or a placement agent and did not result in paying any underwriting fees or commissions. Each of the Purchasers is an existing stockholder of the Company. Two of the Purchasers are Related Parties with more than 5% ownership of the Company's outstanding common stock as described in Note 14. RELATED PARTIES.
The Company intends to use the net proceeds from the sale of common stock offered under this prospectus supplement for general corporate purposes, including sales and marketing, research and development activities, general and administrative matters, and working capital.
2. GOING CONCERN
The Company has incurred operating losses and negative cash flows from operations since its inception. Since the launch of CapsoCam Plus® in 2016, the Company has been able to fund increasing portions of its operating expenses from sales. However, the Company has continued to incur operating losses, net losses, and negative operating cash flows. The Company expects to continue to experience similar circumstances until existing and future products’ sales yield further growth in revenues, achievement of break-even, and realization of future operating income, net income, and positive operating cash flows. As of September 30, 2026, the Company had cash and cash equivalents of $21,757. For the nine months ended September 30, 2026, the Company had an operating loss of $22,057, a net loss and comprehensive loss of $21,853, and net cash used in operating activities of $21,511. The Company, having evaluated the extant facts and circumstances, concluded that the facts and circumstances raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date of issuance of these financial statements. While the Company raised approximately $14 million

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
in the gross proceeds resulting from the Private Placement in the first quarter of 2026, and approximately $18 million in gross proceeds through the Securities Purchase Agreement in the Registered Direct Offering and approximately $1.8 million in gross proceeds through the 2026 ATM Agreement in the third quarter of 2026, as described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE and further discussed in Note 9. COMMON STOCK, it is not probable that these funds are sufficient to fund expenditures necessary to achieve sales growth and innovation objectives. The Company intends to pursue additional capital raising activities, but there is no certainty as to such capital raising activities occurring at all, or occurring with sufficient timing or magnitude, sufficient to alleviate such substantial doubt.
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
These unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to effect fair presentation of financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025, and cash flows for the nine months ended September 30, 2026 and 2025. The condensed balance sheet at December 31, 2025 was derived from the audited annual financial statements but does not contain all of the footnote disclosures from the audited annual financial statements. These interim financial results are not necessarily indicative of results expected for the full fiscal year or for any subsequent interim period and should be read in conjunction with the audited annual financial statements.
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the ordinary course of business.
Reporting Entity
The Company’s organizational structure reflects a single incorporated entity, CapsoVision, Inc. This single entity has a foreign branch and physical presence in Taiwan, Republic of China, which is an extension of the U.S. corporation.
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
The Company's legal and advisory cost directly attributable to the Private Placement and other incremental costs associated with the SEC registration of shares issued as a result of the Private Placement totaling approximately $600 are qualified as issuance costs and recorded to stockholders' equity as a reduction to the gross proceeds from the offering in the period when they are incurred.
Equity Financing Costs
The Company capitalizes qualifying direct incremental third-party costs incurred in connection with establishing 2026 Shelf Registration Statement.
Deferred shelf registration costs are presented as other current and long-term assets and are allocated to future equity offerings via 2026 ATM Agreement. Upon completion of an equity offering, the allocated deferred costs are recognized as a reduction of Additional Paid-in Capital. As of September 30, 2026, the current and long-term balance of deferred shelf registration cost was $87, and $362, respectively. During the three months ended September 30, 2026 the Company allocated $8 deferred shelf registration cost and recognized as a reduction of Additional Paid-in Capital.
Costs incurred solely to maintain the effectiveness of an existing 2026 Shelf Registration Statement are recognized in operating expenses as incurred. Maintenance expenses in relation to the 2026 Shelf Registration Statement were nil for all periods presented. Management evaluates deferred shelf registration costs for recoverability at each reporting date and whenever events or changes in circumstances indicate that future utilization of the registration statement may no longer be probable. If management concludes that future utilization is no longer probable, any remaining deferred balance is recognized in earnings.
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
Foreign Currency
The reporting currency for the financial statements of the Company is the United States Dollar. The functional currency of the U.S. corporation, and its foreign branch which is an extension of the U.S. corporation, is the U.S. Dollar. The assets, liabilities, and expenses of the Company’s foreign branch recorded in local currency are remeasured into the U.S. Dollar each period, with associated gains and losses included in operating expenses (as a component of general and administrative expenses). Monetary assets and liabilities denominated in currencies other than the functional currency are translated at exchange rates in effect at the balance sheet date with associated gains and losses included in operating expenses (as a component of general and administrative expenses). For the three months ended September 30, 2026 and 2025, the Company recorded $(48) and $20, respectively, and for nine months ended September 30, 2026 and 2025, the Company recorded $(63) and $191, respectively, of net foreign exchange (losses) gains as components of general and administrative expenses.
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
The Company’s concentration risk related to revenues relates primarily to its product revenues being derived from a single product and a single international distributor (Customer A in a table below). No US customer represented

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
more then 10% of the Company's revenue as of three and nine months ended September 30, 2026 and more then 10% of the Company's net accounts receivable balances as of September 30, 2026 and December 31, 2025.
The following table summarizes the information about the Company’s concentration of customers:

Customer A
Revenues, customer concentration risk
Three Months Ended September 30, 2026	11%
Nine Months Ended September 30, 2026	11%
Three Months Ended September 30, 2025	10%
Nine Months Ended September 30, 2025	10%

Accounts receivable, customer concentration risk
As of September 30, 2026	23%
As of December 31, 2025	22%
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
Costs of Revenue
Costs of revenue include materials, direct labor, and manufacturing overhead costs related to sold products, as well as certain period costs such as non-allocated overhead, scrap, and outbound freight costs, fees paid to physicians for providing reading services, and the costs of operating the Company’s cloud-based software-as-a-service offering for video delivery such as shipping costs, processing costs, and data storage costs. Shipping and handling costs directly related to bringing products to their final point of sale are included in costs of revenue and were $36 and $28 for the three months ended September 30, 2026 and 2025, respectively, and $104 and $71 for the nine months ended September 30, 2026 and 2025, respectively.
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
For the three months ended September 30, 2026 and 2025, the Company incurred $1,643 and $2,350, respectively, and for the nine months ended September 30, 2026 and 2025, the Company incurred $5,649 and $4,102, respectively, of expenses related to ongoing clinical trial activities which are included within research and development expenses.

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
Long-Lived Assets
Property and equipment is recorded at historical cost, less accumulated depreciation. The Company capitalizes major improvements and expenses repairs and maintenance as incurred. Depreciation is recorded using the straight-line method based on the estimated useful lives of the depreciable property or, for leasehold improvements, the remaining term of the lease, whichever is shorter. Useful lives are as follows;

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
The Company’s employee and nonemployee stock-based compensation awards granted on or before September 30, 2026 contain only service conditions for vesting. The Company recognizes stock-based compensation cost as a component of the related functional expense (costs of revenue or category of operating expenses) on a straight-line basis over the requisite service period, which is explicitly stated in the case of awards issued to employees and implicitly understood to be the period over which services are provided for nonemployees. The Company recognizes forfeitures as they occur and reverses any previously recognized compensation cost associated with pre-vesting forfeitures.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Stock-based compensation awards in the form of the restricted stock units (the "RSUs") are issued to the Directors of CapsoVision, Inc., who are not employed by the Company ("Non-Employee Directors"). These RSUs are issued in lieu of annual cash compensation (annual base retainer). Each RSU granted to the Non-Employee Directors represents a right to receive one share of the Company common stock when the RSU vests. The Company estimates compensation cost based on the grant date fair value and recognizes the expense on a graded vesting basis over the vesting period of the award. Please, see Note 10. STOCK-BASED COMPENSATION for details.
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
The Company accounts for uncertain tax positions in accordance with a two-step model. Firstly, a recognition threshold must be met; a tax benefit from an uncertain tax position may only be recognized if the tax position would, more likely than not, be sustained by the taxing authority assuming an examination and the application of typical practices and precedents. Secondly, a measurement rule is applied; the amount of tax benefit that can be recognized is the portion that is greater than 50% likely of being realized upon a settlement. The determination as to whether a tax benefit will, more likely than not, be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances, without consideration of detection risk. As of September 30, 2026 and 2025 the Company’s uncertain tax positions were principally related to the non-recognition of a portion of Federal and U.S. state research and development tax credits. The Company recognizes any interest and penalties associated with its income tax positions in the provision for income taxes.
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
5. BALANCE SHEET COMPONENTS
Inventory
Inventory comprised the following amounts:

	September 30, 2026	December 31, 2025
Finished goods	$251	$107
Work in process	2,025	994

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)

Raw materials	2,471	1,886
Inventory	$4,747	$2,987
For the three and nine months ended September 30, 2026 and September 30, 2025, there were no provisions to write down inventories.
Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets comprised the following amounts:

	September 30, 2026	December 31, 2025
Prepayment for insurance	$582	$324
Advance payments for inventory purchases	840	300
Deferred Shelf Registration Costs	87	—
Other	577	448
Prepaid expenses and other current assets	$2,086	$1,072
Property and Equipment, Net
Property and equipment comprised the following amounts:

	September 30, 2026	December 31, 2025
Machinery and equipment	$998	$928
Computer equipment, office equipment, and purchased software	101	101
Leasehold improvements	157	157
Accumulated depreciation and amortization	(748)	(575)
Property and equipment, net	$508	$611
Depreciation and amortization expenses of $58 and $54 for the three months ended September 30, 2026 and 2025, respectively, and $173 and $161 for the nine months ended September 30, 2026 and 2025, respectively, were recorded within costs of revenue and components of operating expenses.
Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities comprised the following:

	September 30, 2026	December 31, 2025
Accrued compensation	$646	$568
Accrued clinical trial expenses	9	83
Accrued R&D expenses	3,399	1,448
Accrued sales taxes	62	79
Other	239	519
Accrued expenses and other current liabilities	$4,355	$2,697

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
6. REVENUE AND DEFERRED REVENUE
Total revenue disaggregated by geographic source, type of customer, and products or services was as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
United States (medical practice, clinic, and hospital customers):
Products (capsules and capsule reading devices)	$2,463	$2,515	$6,738	$6,784
Services (cloud-based video delivery and reading services)	252	234	718	666
Outside United States (distributor customers):
Products (capsules and capsule reading devices)	853	789	2,547	2,186
Total revenue	$3,568	$3,538	$10,003	$9,636
For the three months ended September 30, 2026 and 2025, U.S. service revenues included (i) $170 and $169, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $82 and $65, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).
For the nine months ended September 30, 2026 and 2025, U.S. service revenues included (i) $488 and $455, respectively, from the Company’s cloud-based software-as-a-service video delivery offering (recognized over time commencing with the shipment of capsules) and (ii) $230 and $211, respectively, of revenue from the provision of video reading to customers (recognized at a point in time upon provision of deliverables).
Product revenues outside the United States are attributable to individual foreign countries based upon shipment destination. The Company’s distributor customers outside the United States typically serve the countries in which they are domiciled (and may distribute to adjacent countries or territories). Outside the United States, for the three and nine months ended September 30, 2026, product revenues included $381 and $1,100 attributable to France, respectively, and $153 and $565 attributable to Germany, respectively, with the balance attributable to other countries; for the three and nine months ended September 30, 2025 product revenues included $369 and $991 attributable to France, respectively, and $153 and $441 attributable to Germany, respectively, with the balance attributable to other countries.
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
The Company's deferred revenue balance was $146, $177 and $132 as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2026, the Company recognized $177 of revenue that was included in deferred revenue as of December 31, 2025. During the nine months ended September 30, 2025, the Company recognized $132 of revenue that was included in deferred revenue as of December 31, 2024.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $8 and $33 for the three months ended September 30, 2026 and 2025, respectively.
Fees paid to group purchasing organizations and recorded as reductions to revenue were $27 and $78 for the nine months ended September 30, 2026 and 2025, respectively.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
7. LEASES
The Company has operating leases for office and manufacturing space in California and office space in Taiwan, Republic of China, with remaining lease terms ranging from under one year to approximately 2 years, 9 months as of September 30, 2026.
In July 2026, the Company entered into two lease agreements for its California facility. The facilities are approximately 2,548 square feet. The lease term is for 3 years and expires on June 30, 2029. Based on the present value of the lease payments, the Company recognized an operating lease asset and liability for operating leases of $211 on July 01, 2026.
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
Amounts comprising total lease expense, reflected in general and administrative expenses and costs of revenue, were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease expense	$139	$118	$376	$355
Short-term lease expense	6	10	27	28
Total lease expense	$145	$128	$403	$383
Lease-related amounts reflected in the balance sheet and data related thereto were as follows.

	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$747	$843

Operating lease liabilities - current	$521	$410
Operating lease liabilities – long-term	259	477
Total operating lease liabilities	$780	$887

Weighted average remaining lease term	1.6 years	2.0 years
Weighted average discount rate	11.9%	11.8%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cash payments related to operating leases	$142	$118	$386	$355

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
Future minimum lease payments under non-cancellable leases are as follows as of September 30, 2026.

2026	$142
2027	585
2028	85
2029	43
2030 and thereafter	—
Total minimum lease payments	$855
Less: interest	(75)
Total operating lease liabilities	$780
8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments
The Company, post-acquisition of raw materials, relies significantly upon third-party contract manufacturers located in Taiwan. Management believes that supply risks related to dependence on fewer key suppliers or contract manufacturers, and political risk, can potentially be hedged with the use of more than one supplier and a readiness to quickly adjust the supply chain (and geographic sourcing within Asia). Purchase commitments to raw materials suppliers were $1.0 million as of September 30, 2026.
On July 15, 2025, the Company entered into a development agreement with Canon Inc., a Japanese corporation, for the development of complementary metal-oxide-semiconductor (“CMOS”) image sensor samples to allow the Company to evaluate functionality and performance, conduct clinical evaluation of capsule endoscopies that incorporate Canon image sensors and obtain FDA 510(k) clearance thereof. Under the Agreement, the Company agreed to pay Canon a fee of approximately $4.1 million for Canon’s development efforts, which is comprised of (a) an initial fee of $1.0 million that was paid in cash on July 31, 2025 upon the Agreement’s effectiveness, and (b) following delivery of a specified number of CMOS image sensors meeting agreed specifications within the required timeframe, a remaining development fee of approximately $3.1 million. Additionally, due to the changes in the development scope by the end of fiscal year 2025, Canon and the Company agreed to increase the development fee by $1.0 million and executed an amendment to the original development agreement in March 2026. For the three and nine months ended September 30, 2026, we recognized $292 and $1,232, respectively, in R&D expenses for Canon development effort. The outstanding balance due to Canon was $2.6 million and included in Accrued Expenses and Other Current Liabilities in the balance sheet as of September 30, 2026. The outstanding purchase commitment for this agreement as of September 30, 2026 is $1.5 million.
Litigation and Legal Matters
The Company may be the subject of adverse litigation as a defendant, arbitration, claims, or proceedings related to things such as intellectual property infringement or disputes, commercial contract breaches or disputes, employment matters, or other matters in the ordinary course of business. Such matters are subject to many uncertainties and outcomes may be unpredictable. Such matters may be fully or partially mitigated by the effect of insurance coverage in place or counter-party indemnitors. The Company provides for liabilities via a charge to operating expenses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not a party to any material litigation, arbitration, claims or proceedings and therefore did not have any contingency-related liabilities as of September 30, 2026 and December 31, 2025.
9. COMMON STOCK
September 2026 Securities Purchase Agreement

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
On September 17, 2026, the Company entered into the September 2026 Securities Purchase Agreement as described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE, pursuant to which it issued and sold 3,163,444 shares of the Company's common stock at a purchase price of $5.69 per share for an aggregate amount of gross proceeds of $18 million. The net proceeds resulted in $17.8 million after deducting offering expenses of $162.
Each of the Purchasers is an existing stockholder of the Company. Two of the Purchasers are related persons as disclosed in Note 14. RELATED PARTIES. All Purchasers purchased shares at the same price and on the same material terms. The Company plans to use the net proceeds from the sale of common stock offered under this prospectus supplement for general corporate purposes, including sales and marketing, research and development activities, general and administrative matters, and working capital.
2026 At-The-Market (ATM) Offering Agreement
On August 13, 2026, the Company entered into the 2026 ATM Agreement, with Cantor, which established an at-the-market equity program pursuant to which we may offer and sell shares of our common stock from time to time as set forth in the 2026 ATM Agreement. From the inception of the ATM Offering through September 30, 2026, the Company sold 276,446 shares of its common stock for aggregate net proceeds of approximately $1,709 net of $49 of placement fee paid to Cantor and $8 allocated deferred shelf registration cost.
Private Placement
On March 16, 2026, the Company closed the Private Placement as described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE and issued and sold 2,867,089 shares of common stock at $4.883 per share.
IPO
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
All of the Underwriters’ Warrants were outstanding as of September 30, 2026. The warrants were classified as equity and the fair value of $519 is reflected as additional paid-in capital. The Black-Scholes option-pricing model was used to estimate the fair value of the warrants with the following assumptions:

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
Common Stock
Pursuant to the Company’s certificate of incorporation, as amended and restated, for its $0.001 par value common stock, the Company had 300,000,000 authorized shares at September 30, 2026 and December 31, 2025, and had 53,569,896 and 46,865,051 issued and outstanding shares, as of September 30, 2026 and December 31, 2025, respectively.
Authorized common stock was reserved for future issuance as follows, including pursuant to outstanding equity awards and future equity awards under the 2005 Plan and the 2025 Plan.

	September 30, 2026	December 31, 2025
Exercises of stock options under 2005 Plan	1,237,701	1,627,097
Exercises of stock options under 2025 Plan	2,438,402	348,551
Restricted Stock Units under 2025 Plan	11,825	—
Exercises of warrants	168,898	168,898
Reserved for future grants under 2025 Plan	3,599,125	3,838,331
Total reserved shares of common stock	7,455,951	5,982,877
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
A total of 4,204,204 shares of the Company’s common stock were initially authorized for issuance with respect to awards granted under the 2025 Plan. Shares subject to outstanding awards granted under the 2005 Plan that are not paid, delivered or exercised before they expire or are canceled or terminated will be available for award grants under the 2025 Plan. In addition, per the terms of the 2025 Plan, the share limit will automatically increase on the first trading day in January of each year (commencing with 2026) by an amount equal to (1) 4% of the total number of shares of our common stock that are issued and outstanding on the last trading day in December in the prior year, or (2) a lesser number as determined by the Company’s Board of Directors. Any shares subject to awards granted under the 2025 Plan that are not paid, delivered or exercised before they expire or are canceled

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
or terminated, fail to vest, as well as shares used to pay the purchase or exercise price of awards or related tax withholding obligations, will become available for new award grants under the 2025 Plan. As of September 30, 2026, a total of 3,599,125 shares is available for award purposes under the 2025 Plan, including automatic increase on January 2, 2026 for 1,874,602 shares.
Amended and Restated 2005 Stock Plan
Pursuant to the 2005 Plan, the Company granted equity-based incentive awards prior to the IPO to the Company’s employees, directors, and consultants.  The 2005 Plan permitted the grant of stock options (either Incentive Stock Options (“ISO” – employees only) or Non-Qualified Stock Options (“NQSO”)) and restricted stock awards (“RSA”); only ISOs and NQSOs were outstanding during the periods presented. Upon the effectiveness of the 2025 Plan, the 2005 Plan was terminated and no new awards were granted under the 2005 Plan after the IPO, and there were no shares of common stock available for new award grants as of September 30, 2026 under the 2005 Plan.
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
Stock Options
Stock option activity for the nine months ended September 30, 2026 was as follows.

	Options on Common Stock	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding (vested and expected to vest) as of December 31, 2025	1,975,648	$1.74	7.47	$17,869
Granted	2,100,158	6.64
Exercised	(385,734)	0.42		2,328
Forfeited, canceled, or expired	(13,969)	5.24
Outstanding (vested and expected to vest) as of September 30, 2026	3,676,103	$4.66	8.66	$7,920
Exercisable as of September 30, 2026	755,667	$0.77	6.17	$4,303
The aggregate intrinsic values are calculated as the differences between the exercise prices of the underlying options and the fair value of the Company’s common stock for options that were in the money. The Company had 2,920,436 unvested stock options outstanding as of September 30, 2026.
During the nine months ended September 30, 2026 and 2025, 385,734 and 389,980 stock options were exercised and satisfied with newly-issued shares, resulting in cash proceeds of $164 and $143, respectively.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
The following table summarizes the weighted-average assumptions used in the Black-Scholes option pricing model for stock options granted during the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.37%	3.70%	4.20%	3.81%
Expected term	6.08 years	6.08 years	6.01 years	6.02 years
Volatility of common stock	75.8%	80.2%	76.2%	78.8%
Expected dividend rate	— %	— %	— %	— %
Fair value per share of common stock	$7.04	$4.33	$6.64	$2.78
In estimating the fair value of the underlying common stock prior to IPO, the Company utilized a third party valuation firm whose analyses supported management's concluded estimate. Post IPO the fair value of the underlying common stock is based on the Company’s closing stock price on the date of grant.
Restricted Stock Units
The Company grants restricted stock units (RSUs) to its Non-Employee Directors utilizing a fair market value (FMV) per share of the Company's common stock on the grant date. These RSUs are scheduled to vest as to 50% of the RSUs on June 30, 2026 and as to the remaining 50% of the RSUs on December 31, 2026 subject to the Non-Employee Director's continued service on the Board through such vesting date.
The following table summarizes the activity for restricted stock units ("RSUs") during the nine months ended September 30, 2026:

	Restricted Stock Units	Weighted Average Grant Date Fair Value per Share
Outstanding (expected to vest) as of December 31, 2025	—
Granted	25,980	$6.35
Vested	(12,132)
Forfeited, canceled, or expired	(2,023)
Outstanding (expected to vest) as of September 30, 2026	11,825
For the three and nine months ended September 30, 2026, the Company recorded $38 and $113, respectively, in stock-based compensation related to RSUs. The total fair value of RSUs vested during the nine months ended September 30, 2026 was approximately $92.
As of September 30, 2026, unrecognized stock-based compensation expense related to RSUs was $38 and expected to be recognized over a weighted-average period of three months.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Costs of revenue	$54	$1	$90	$6
Selling and marketing	116	3	161	17
Research and development	283	47	520	148
General and administrative	498	256	1,092	458
Total stock-based compensation expense	$952	$307	$1,863	$629
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
12. INCOME TAXES
The provision for income taxes for the nine months ended September 30, 2026 and 2025 was not material. The Company continues to incur operating losses. The Company had an approximately zero effective tax rate for each of the nine months ended September 30, 2026 and 2025, respectively. The effective tax rates differ significantly from the U.S. statutory tax rate, primarily due to the Company’s maintenance of a full valuation allowance against its net deferred tax assets in all periods presented.

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
13. NET LOSS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss – basic and diluted	$(7,339)	$(7,921)	$(21,853)	$(17,921)
Denominator:
Weighted-average number of shares of common stock outstanding – basic and diluted	50,568,141	46,217,127	49,332,254	17,049,671
Net loss per share – basic and diluted	$(0.15)	$(0.17)	$(0.44)	$(1.05)
Basic net loss per share is the same as diluted net loss per share as the inclusion of potential common shares outstanding would have been anti-dilutive. The Company's convertible preferred stock Series constitute participating securities; however, as a result of the net loss position, they are excluded from the calculation of basic net loss per share.
Potentially dilutive securities that were not included in the preceding calculations because they would be anti-dilutive were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Convertible preferred stock (all series)	—	420,278	—	25,777,055
Warrants on common stock	168,898	164,591	168,898	64,431
Options on common stock	3,728,846	1,709,776	3,728,847	1,796,755
Restricted Stock Units	11,825	3,013	13,186	1,015
Total	3,909,569	2,297,658	3,910,931	27,639,256
14. RELATED PARTIES
On February 12, 2026 the Company signed a consulting agreement with Wen-Hung Tsai, one of the Company's shareholders and a former member of the Company's Board of Directors (until February 26, 2024). Per the consulting agreement Mr. Wen-Hung Tsai will provide strategic advice, help with industrial affiliation and partnerships, as well as work on the supply chain establishment for new products. As compensation for his services, the Company granted to Mr. Wen-Hung Tsai on February 12, 2026 an option to purchase 250,000 shares of the Company's Common Stock under the Company’s 2025 Equity Incentive Plan. Eighty percent (80%) of the option grant is scheduled to vest and become exercisable on February 12, 2027. The remaining portion of the option grant is scheduled to vest and become exercisable in three (3) equal monthly installments on the same day of each successive calendar month following February 12, 2027. For the three and nine months ended September 30, 2026, the Company recorded $159 and $398, respectively, stock based compensation expenses associated with this award as a component of general and administrative expenses.
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

CAPSOVISION, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except share and per-share amounts)
On September 17, 2026, the Company entered into a securities purchase agreement as described in Note 1. DESCRIPTION OF BUSINESS AND ORGANIZATIONAL STRUCTURE, pursuant to which issued and sold to the Purchasers 3,163,444 shares of the Company's common stock at a purchase price of $5.69 per share for an aggregate amount of gross proceeds of $18.0 million. Each of the Purchasers is an existing stockholder of the Company. Two of the Purchasers are related persons as each beneficially owns more than 5% of the Company's outstanding Common Stock. Star One Global Capital Limited, which is wholly owned by Ching-Hang Shen, purchased 878,734 shares for an aggregate purchase price of approximately $5.0 million. Eliyahou Harari purchased 1,757,469 shares for an aggregate purchase price of approximately $10.0 million. An additional existing stockholder who beneficially owns less than 5% of the Company's outstanding Common Stock purchased the remaining 527,241 shares for an aggregate purchase price of approximately $3.0 million. All Purchasers purchased shares at the same price and on the same material terms.
For the three and nine months ended September 30, 2026, the Company's other material transactions with related parties related to certain R&D expenses ($287 and $789 for the three and nine months ended September 30, 2026, respectively) for non-recurring engineering services with an R&D and manufacturing services vendor that holds an insignificant percentage of the Company's capital stock. The outstanding balance for the non-recurring services was included in Accrued Expenses and Other Current Liabilities in the condensed balance sheet as of September 30, 2026. There were no amounts due from related parties at September 30, 2026. There were no amounts due from or to related parties at December 31, 2025.
15. SUBSEQUENT EVENTS
The Company has evaluated subsequent events through the date these financial statements were issued and has determined that no events or transactions have occurred subsequent to September 30, 2026 that would require recognition or disclosure in these condensed financial statements.

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
Overview
We are a global medical technology company that develops advanced imaging and AI technologies, deployed in our capsule endoscopy solutions to identify abnormalities of the GI tract for diagnostic and screening purposes. Our capsule endoscope system, currently comprising the CapsoCam Plus single-use capsule and the CapsoCloud and CapsoView software, provides 360 degree panoramic visualization of the small-bowel mucosa to investigate abnormalities such as obscure GI bleeding and Crohn’s disease, while our AI assisted pathology detection tools detect and highlight suspected abnormalities for a clinician, reducing their time to review the video and making capsule endoscopy more financially attractive to their practice. Our cloud-based solution enables medical professionals to access their patients’ videos and review those videos anytime, anywhere, 24/7, without a need to have an on-site server and maintain it, while accumulating an immense data trove on the cloud storage for AI training.
We were founded in 2005 and are headquartered in Saratoga, California. We sell our small bowel capsule system to our provider customers (i.e., primarily gastroenterologists practicing in clinics and/or hospitals) both internationally and in the U.S. through our global sales and marketing team. In the U.S., we sell to customers directly. Internationally we sell both directly and through qualified exclusive distributors in specified regions. Our largest international shipping destinations in the nine months ended September 30, 2026 include France, Germany, and Colombia. As of September 30, 2026, our CapsoCam Plus has been used in over 184,000 patients. We currently manufacture and intend to continue manufacturing our CapsoCam capsules included in our GI-tract capsule endoscopy solution (including CapsoCam Colon capsules). To assist us in manufacturing our GI-tract capsule endoscopy products, we rely on component suppliers and assembly manufacturers based in Asia (particularly Taiwan and Japan).
As part of our effort to expand and grow our revenues beyond small-bowel-related revenues, we are developing our next pipeline capsule endoscope product, CapsoCam Colon. Our CapsoCam Colon capsule (i) leverages CapsoCam Plus’s existing capsule design with its panoramic view and (ii) incorporates both our self-developed AI to automatically detect polyps and a polyp-size measurement tool enabled by a 3D sensor in the capsule (polyp size being highly correlated with a polyp’s risk of becoming cancer).
In the second quarter of 2025 we filed our 510(k) submission to the U.S. Food and Drug Administration (the “FDA”) for our initial CapsoCam Colon capsule endoscopy solution (the “First-Generation Product”). We received responses from the FDA in September 2025. During our meeting with the FDA in December 2025, the FDA raised inquiries on topics including panoramic image processing methodology, and the proposed study design, sample size and primary endpoint for an extended study. Based on our communications with the FDA, we have decided not to further pursue the submission and approval for the First-Generation Product, and to prioritize our resources for the development of our second-generation of CapsoCam Colon capsule (the “Second-Generation Product”), which features improved imaging quality and increased field of review with use of AI and better lens. We also expanded a second arm pivotal study to enroll approximately 800 patients at up to 20 sites in the U.S. in preparation for submitting a new 510(k) application for the Second-Generation Product. As of the date of this Quarterly Report, we have completed the second arm pivotal study with 801 patients enrolled. We currently expect to submit the 510(k) application for the Second-Generation Product in the fourth quarter of 2026, subject to any further requests from the FDA.
Since we continue to invest in AI to improve our existing products, we completed a clinical study to demonstrate the benefits of our incorporation of AI technology into CapsoCam Plus, our existing product for the small bowel. We submitted the related 510(k) application to the FDA in December 2025. In response to the FDA’s feedback, we submitted a proposal to the FDA in April 2026. As further requested by the FDA, we conducted further demographic analysis of the study data and submitted the analysis to the FDA at the end of August 2026. AI Highlights™, our AI-assisted reading feature for the CapsoCam Plus® system, received clearance from the FDA on September 25, 2026. Its commercialization began in the US on November 2, 2026. We also made the initial EU submission in January 2026 and submitted the related technical documents in July 2026. We commercialized in EU in August 2026. Because of the shorter reading time needed by doctors and improved accuracy, the Company expects the addition of AI Highlights to accelerate CapsoCap Plus sales growth, with the commercial impact anticipated in 2027.
Longer term, we believe our CapsoCam family of products, incorporating our panoramic imaging solution, can be adapted to address new GI medical indications. Potential new medical indications include esophageal medical conditions (such as esophageal varices) and pancreatic cancer. In connection with our efforts to address pancreatic cancer, we submitted an FDA “Breakthrough Device Designation” application for our capsule endoscopy solution on November 6, 2025. A response from FDA in January 2026 determined that the CapsoCam UGI does allow for visualization of the papilla and its abnormalities, for both pre-cancerous and cancerous lesions. Due to the fact that the device does not specifically define diagnostic criteria, the application was not approved. Following the FDA’s response, we initiated a study for early pancreatic cancer detection using the CapsoCam UGI system in May 2026. This study will build on established scientific literature and engage leading opinion leaders, including leadership of leading societies in the pancreatobiliary field, to define malignancy diagnosis criteria with the device. This study is expected to enroll up to 140 patients using the CapsoCam UGI system. As of the date of this Quarterly Report, three patients have been enrolled in this study. The study continues and we are working on expanding a number of clinical sites participating in the study. Building on two active community-based clinical sites, we have executed a clinical trial agreement with a third site and are in various stages of contracting and feasibility discussions with more than a dozen larger medical centers with expertise in pancreatic ductal adenocarcinoma (PDAC), which we expect will help to accelerate patient enrollment. We expect to resubmit the Breakthrough Device Designation application following the study, when additional data is available. The breakthrough designation is a part of the on-going project, potentially supplementing the regulatory pathway and approval for early pancreas cancer detection. However, additional research and studies to collect data may delay our anticipated timeline for obtaining the regulatory clearance (including obtaining the Breakthrough Device Designation) and may increase our research and development costs.
As of September 30, 2026, we had an accumulated deficit of $177.5 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our convertible preferred stock, IPO, the private placement of our common stock that closed in March 2026 (the “Private Placement”), the registered direct offering of our common stock that closed in September 2026 (the “September 2026 Securities Purchase Agreement”) and sales of our common stock under our at-the-market offering program established in August 2026 (the “ATM Program”) and cash generated from the sale of CapsoCam capsules and the use of CapsoCloud or CapsoView, CapsoCloud data access, and capsule video reading service.
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
Success in further penetrating the small bowel capsule endoscopy market. Until commercialization of our CapsoCam Colon capsule (targeted for within one quarter after FDA clearance is provided), to grow our revenues (and, in turn, reduce our expected losses and negative cash flows), we intend to grow our small-bowel-related revenues by, among other things: (i) retaining and growing our customer base; (ii) cost-effectively increasing the size and effectiveness of our U.S. and international sales teams and our customer-support function; (iii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population); (iv) introducing complementary products such as our (a) capsule delivery device with full commercialization expected in the first quarter of 2027, and (b) patency capsule (for verifying whether a capsule endoscope can pass through the bowel without retention prior to an exam) with the FDA 510(k) application submitted in July 2026, for which we received questions from the FDA in September 2026 and expect clearance in the first quarter of 2027; (v) facilitating increased telemedicine adoption following FDA clearance in December 2024 of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision; and (vi) following related FDA 510(k) clearance in September 2026, commercializing our updated CapsoCam Plus which incorporates our AI assisted pathology detection technology.
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
Success in further developing our AI product features. We plan to continue investing to (i) improve the pathology-detection and classification accuracy and the scope of our AI algorithms and (ii) apply AI, including large language models, to streamline the diagnostic and medical-report-generation processes, which in turn improves the efficiency and effectiveness of our healthcare provider customers. Our CapsoCloud platform in the ordinary course collects patient videos and physician diagnostic reports that, with patient consent, we can utilize as a dataset for training and validating our AI algorithms. This ever-expanding patient pathology dataset is unique among capsule endoscopy companies, and together with our in-house team of AI experts, provides a competitive advantage. Ongoing investment is required to apply expert labels to the accumulated image data and to modify, train, and test the algorithms on this labeled data to expand applications beyond the current horizon. AI Highlights, our AI-assisted reading tool for the CapsoCam Plus system which is available for both adults and pediatric patients aged two and older, is now commercialized in EU and the US, integrates with our CapsoView software and CapsoCloud platform and is designed to reduce the time physicians spend reviewing small bowel capsule endoscopy studies performed for suspected small bowel bleeding by recognizing, marking and prioritizing images containing suspected abnormal lesions for physician review.
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
Due to the potential increase in costs of revenue, expected as a result of U.S. trade policies changes, including increasing tariffs on imports, and increases in the costs of electronic components used in our products (including memory components) our gross profit/gross margin may be adversely impacted.
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
In the near term, we expect our clinical development expenses to decline as a percent of revenue as, among others, we (i) completed the enrollment of the second arm of our CapsoCam Colon pivotal study involving the second generation of that capsule (incorporating further advanced features designed to improve the accuracy of CapsoCam Colon) with the second arm involving 801 patients enrolled, and (ii) conduct additional research and studies to collect data for the development of CapsoCam UGI, which is a less expensive project.
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
Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
The following tables set forth our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$3,568	$3,538	$30	1%
Costs of revenue	1,804	1,624	180	11%
Gross profit	1,764	1,914	(150)	(8)%
Gross Margin	49%	54%		(5)%
OPERATING EXPENSES
Selling and marketing	2,060	1,773	287	16%
Research and development	4,803	6,090	(1,287)	(21)%
General and administrative	2,285	2,070	216	10%
Total operating expenses	9,148	9,933	(785)	(8)%
Operating loss	(7,384)	(8,019)	635	(8)%
Total non-operating income, net	45	98	(53)	(54)%
Loss before income taxes	(7,339)	(7,921)	582	(7)%
Provision for income taxes	—	—	—	—%
Net loss and comprehensive loss	$(7,339)	$(7,921)	$582	(7)%
Net loss per share – basic and diluted	$(0.15)	$(0.17)	$0.02	(12)%

	Nine Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except for percentages and per share amount)
Revenue	$10,003	$9,636	$367	4%
Costs of revenue	5,039	4,417	622	14%
Gross profit	4,964	5,219	(255)	(5)%
Gross Margin	50%	54%		(4)%

OPERATING EXPENSES
Selling and marketing	6,087	5,581	506	9%
Research and development	14,547	12,589	1,958	16%
General and administrative	6,387	5,101	1,285	25%
Total operating expenses	27,021	23,271	3,750	16%
Operating loss	(22,057)	(18,052)	(4,005)	22%
Total non-operating income, net	204	131	73	56%
Loss before income taxes	(21,853)	(17,921)	(3,932)	22%
Provision for income taxes	—	—	—	—%
Net loss and comprehensive loss	$(21,853)	$(17,921)	$(3,932)	22%
Net loss per share – basic and diluted	$(0.44)	$(1.05)	$0.61	(58)%

Revenue
Our revenue for the three months ended September 30, 2026 and 2025 was $3.6 million and $3.5 million, respectively, representing a period-over-period growth of $0.1 million or approximately 1% (1% decrease in the U.S. and 8% increase internationally). The primary driver for the revenue growth was an increase in the number of CapsoCam Plus capsules sold internationally, offset by decrease in the number of CapsoCam Plus capsules sold in the U.S. Our revenue for the nine months ended September 30, 2026 and 2025 was $10.0 million and $9.6 million, respectively, representing a period-over-period growth of $0.4 million or approximately 4% (0% in the U.S. and 17% internationally). The primary driver for the revenue growth was a 13% increase in the number of CapsoCam Plus capsules sold internationally supported by 3% increase in average selling prices for international customers.
For the three months ended September 30, 2026 and 2025, international sales accounted for 24% and 22% of total revenue. For the nine months ended September 30, 2026 and 2025, international sales accounted for 25% and 22% of total revenue.
Costs of Revenue
As we continued to scale our business, costs of revenue increased $0.2 million, or 11%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025 from $1.6 million to $1.8 million. The increased costs of revenue was primarily attributable to higher unit material costs, a write-off of obsolete inventory and an increase in stock-based compensation expenses due to new stock-option grants. For the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025 the cost of revenue was $5.0 million and $4.4 million, respectively, which represented an increase of $0.6 million, or 14% period-over-period. The increased costs of revenue was primarily attributable to $0.1 million increase of compensation expenses for production employees, $0.1 million increase in stock-based compensation expenses due to new stock-option grants, $0.1 million increase of cost for CapsoCloud and $0.2 million due to increased customs and tariffs due to the change in U.S. customs policy.
Gross Profit and Gross Margin
Gross profit decreased $0.2 million, or 8%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, from $1.9 million to $1.8 million. For the three months ended September 30, 2026 and 2025, the gross margin was 49% and 54%, respectively. Gross profit decreased $0.3 million, or 5%, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025, from $5.2 million to $5.0 million. For the nine months ended September 30, 2026 and 2025, the gross margin was 50% and 54%, respectively. The decrease in gross profit and gross margin is due to higher unit material costs, a write off of obsolete inventory, and increased stock-based compensation expense related to stock options granted in June.
Operating Expenses
The following tables provide a summary for our key operating expenses for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$2,060	$1,773	$287	16%
Research and development	4,803	6,090	(1,287)	(21)%
General and administrative	2,285	2,070	216	10%
Total operating expenses	$9,148	$9,933	$(785)	(8)%

	Nine Months Ended September 30, 2026
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Selling and marketing	$6,087	$5,581	$506	9%
Research and development	14,547	12,589	1,958	16%
General and administrative	6,387	5,101	1,285	25%
Total operating expenses	$27,021	$23,271	$3,750	16%

Selling and Marketing Expenses
Selling and marketing expenses increased $0.3 million, or 16%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, from $1.77 million to $2.1 million. The increase was primarily due to a $0.1 million increase in stock-based compensation expenses due to new stock-option grants, and a $0.1 million increase in expenses for participation in sales conferences.
Selling and marketing expenses increased $0.5 million, or 9%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, from $5.6 million to $6.1 million. The increase was primarily due to a $0.2 million increase in compensation and related benefits expenses for the sales force as a result of annual merit increases, a $0.1 million increase in stock-based compensation expenses due to new stock-option grants, and a $0.1 million increase in expenses for participation in sales conferences.
Research and Development Expenses
Research and development expenses decreased $1.3 million, or 21%, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025, from $6.1 million to $4.8 million. The decrease was primarily due to a $1.3 million decrease in expenses for the development of the new CMOS image sensor under the development agreement with Canon Inc. The decrease is due to the recognition of $1.0 million non-cancellable fee in expenses in the third quarter of 2025 when the agreement was initially executed and a $0.3 million decrease of expenses due to lower progress of development in the third quarter of 2026 compared to the third quarter of 2025.

Research and development expenses increased $2.0 million, or 16%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, from $12.6 million to $14.5 million. The increase was primarily due to a $1.6 million increase attributable to expenses associated with ongoing clinical trials, and an increase in stock-based compensation expenses of $0.4 million due to new stock-option grants.
General and Administrative Expenses
General and administrative expenses increased $0.2 million, or 10%, for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, from $2.1 million to $2.3 million. The increase was due to an increase in stock-based compensation expenses of $0.2 million, primarily due to new stock-option grants.
General and administrative expenses increased $1.3 million, or 25%, for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, from $5.1 million to $6.4 million. The increase was due to expenses operating as a public company of $0.3 million (insurance expenses increased $0.2 million, Board of Directors cash compensation expense increased $0.1 million), an increase in stock-based compensation expenses of $0.6 million, primarily due to new stock-option grants, and software expenses of $0.2 million (expenses for a new ERP implementation and software necessary for operating as a public company). This increase was partially offset by a decrease in expenses for audit and consulting ($0.3 million) that were higher in the first half of 2025 due to the preparation of the Company's financial statements in connection with the IPO. Additionally, expenses in the second quarter of 2025 were offset by $0.2 million received from the U.S. federal government as part of a COVID-19 relief program. Another $0.3 million increase of expenses period-over-period is a result of foreign currency gains in the first half of 2025 compared to immaterial loss in the comparable period of 2026.
Net Loss
Our reported net loss attributable to CapsoVision common stockholders for the three months ended September 30, 2026 and 2025 totaled approximately $7.3 million and $7.9 million, respectively, representing a period-over-period decrease of $0.6 million or 7%. Our reported net loss attributable to CapsoVision common stockholders for the nine months ended September 30, 2026 and 2025 totaled approximately $21.9 million and $18 million, respectively, representing a period-over-period increase of $3.9 million or 22%.
Liquidity and Capital Resources
Overview
To date, we have financed our operations primarily through the net proceeds we have received from the sales of our convertible preferred stock, IPO, Private Placement, sale of securities in a Registered Direct Offering via Securities Purchase Agreement and 2026 ATM Program, as well as cash generated from sales of our CapsoCam Plus capsule endoscopy solution. We have generated losses from our operations as reflected in our accumulated deficit of $177.5 million as of September 30, 2026. Net cash used in operating activities was $21.5 million and $15.2 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Our interim (unaudited) financial statements for the nine months ended September 30, 2026 included in this Quarterly Report on Form 10-Q note that there is substantial doubt about our ability to continue as a going concern within one year after the date of issuance of those financial statements (see Note 2. GOING CONCERN). This means that we have expressed substantial doubt about our ability to continue our operations without an additional infusion of capital from external sources, an increase in revenues, or cost reduction. Our interim (unaudited) financial statements have been prepared on a going concern basis and do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may be necessary should we be unable to continue as a going concern. If we are unable to finance our operations, our business would be in jeopardy and we might not be able to continue operations and might have to liquidate our assets. In that case, investors might receive less than the value at which those assets are carried on our interim (unaudited) financial statements for the nine months ended September 30, 2026, and it is likely that investors would lose all or a part of their investment. See “Risk Factors—Business and Industry Risks—Our Quarterly Report, our unaudited financial statements for the nine months ended September 30, 2026 and our audited financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a ‘going concern’ and we will likely need to raise additional financing to fund our business and revenue growth plans."
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
Source of Liquidity
As of September 30, 2026, we had approximately $21.8 million in cash and cash equivalents. From our inception through September 30, 2026, we have received aggregate gross proceeds of $143.6 million from sales of our convertible preferred stock, which were automatically converted into shares of our common stock in connection with the completion of our IPO. To provide for additional liquidity prior to the completion of our IPO, on May 28, 2025 we received $1 million as a note payable from an existing investor. The note payable, together with interest thereon (at 1% per month) was repaid shortly after completion of our IPO. On July 3, 2025 we completed our IPO from which we received the net proceeds in the amount of $23.4 million. On March 16, 2026 we closed the Private Placement and received the net proceeds in the amount of $13.4 million. On September 17, 2026 we entered into a securities purchase with investors and received the net proceeds in the amount of $17.8 million. In the third quarter of 2026 we sold 276,446 shares of our common stock under the ATM Program and received the net proceeds in the amount of $1.7 million. As of September 30, 2026, shares of our common stock having an aggregate offering price of up to approximately $98.2 million remained available for sale under the ATM Program.
Funding Requirements
As of September 30, 2026, we had an accumulated deficit of $177.5 million and cash and cash equivalents of $21.8 million. On March 16, 2026, we completed the Private Placement with the net proceeds to us of approximately $13.4 million. On September 17, 2026, we entered into a securities purchase agreement with investors pursuant to which we closed the Registered Direct Offering with net proceeds to us of approximately $17.8 million. In the third quarter of 2026, we also raised approximately $1.7 million in net proceeds under the ATM Program. Based on our current operating plan, we believe that our existing cash balances will not be sufficient to fund our operations for at least the next 12 months after the date of issuance of the financial statements included in this Quarterly Report on Form 10-Q.
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

Cash Flows
The following table shows a summary of our cash flows for each of the periods presented:

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(21,511)	$(15,178)
Net cash used in investing activities	(70)	(82)
Net cash provided by financing activities	33,261	23,589
Net increase in cash and cash equivalents	$11,680	$8,329
Net Cash Used in Operating Activities
For the nine months ended September 30, 2026, net cash used in operating activities totaled $21.5 million, primarily driven by the net loss of $21.9 million for the period. Additional contributing factors included a $1.8 million increase in inventory to meet expected increased demand, a $1.7 million increase in accrued expenses and other current liabilities, mainly due to research and development expenses, a $0.4 million increase on other long-term assets due to deferring shelf registration costs, as well as $1.9 million increase in stock-based compensation expenses, primarily due to new grants.
For the nine months ended September 30, 2025, net cash used in operating activities was $15.2 million, primarily attributable to the net loss of $17.9 million. Cash outflows were further impacted by a $0.6 million increase in inventory to meet increased demand, and a $2.2 million increase in accrued expenses and other current liabilities, mainly due to research and development expenses and increased headcount related expenses.
Net Cash Used in Investing Activities
Net cash used in investing activities during the nine months ended September 30, 2026 and 2025 was immaterial and consisted of purchases of property and equipment.
Net Cash Provided by Financing Activities
Net cash provided by financing activities during the nine months ended September 30, 2026 consisted primarily of $14.0 million in gross proceeds from the Private Placement, net of issuance costs of $0.6 million, $18.0 million in gross proceeds from Securities Purchase Agreement in the Registered Direct Offering, $1.7 million in proceeds from the ATM Program net of placement fee, and $0.2 million in proceeds from the exercise of options on common stock and warrants. For the nine months ended September 30, 2025, net cash provided by financing activities consisted primarily of $23.4 million in net proceeds from the IPO and $0.2 million in proceeds from the exercise of options on common stock and warrants.
Contractual Obligations and Commitments
Our contractual obligations at September 30, 2026 include operating lease payments of $0.9 million due within 33 months, purchase commitments to raw material suppliers of $1.0 million due within 18 months and $1.5 million in outstanding purchase commitment for the development agreement with Canon Inc. due in 6 months. We expect to fund these obligations through our existing cash balances and cash flows from operations.
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
Based on our management’s evaluation (with the participation of our principal executive officer and our principal financial officer) of our disclosure controls and procedures as required by Rule 13a-15 under the Exchange Act and the material weaknesses previously identified and further discussed below, our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable level of assurance as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Please see below for the disclosure of the Company's material weaknesses in internal control and the remediation plan.
Material Weaknesses in Internal Control over Financial Reporting
Prior to our IPO, we were a private company with limited accounting and financial reporting personnel and other resources to address our internal controls and procedures. We identified two material weaknesses in our financial reporting process as of December 31, 2024, which have not been fully remediated as of September 30, 2026. The first material weakness relates to our failure to design or maintain sufficient controls over implementation of information technology general controls or complementary user entity controls for applications (such as our legacy enterprise resource planning system ("ERP"), payroll, and stock option management IT systems) used in the preparation of our financial statements. More specifically, we did not design or maintain sufficient controls related to user access provisioning and monitoring, change management, program development and data management. The second material weakness relates to a lack of segregation of duties in the financial reporting function due to a limited number of staff performing the financial reporting function. More specifically, there is a limited level of multiple reviews among those tasked with preparing our financial records and with respect to our legacy ERP system proper segregation of duties was not enforced (i.e., for journal entries, we did not always divide responsibilities with one person responsible for making the journal entry and a different person responsible for approving the journal entry).
Remediation Plan for the Material Weaknesses
To remediate the material weaknesses described above and prevent similar deficiencies in the future, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. For example, we are evaluating the current and future accounting and financial reporting personnel to ensure proper segregation of duties. In the third quarter of 2026 we replaced our legacy ERP system with a more advanced one in the third quarter of 2026, which helped address many of the internal control issues contributing to these material weaknesses, i.e. we formalized IT controls, entity level controls and business process controls, established an Internal Controls over Financial Reporting ("ICFR") program, covering planning, risk assessment, scoping and testing that we implemented during the quarter ended September 30, 2025 with regular status updates to the Audit Committee.
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
Changes in Internal Control Over Financial Reporting
Except for the remediation measures in connection with the material weaknesses described above including the replacement of the legacy ERP system with a more advanced one in the third quarter of 2026, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
•Our Quarterly Report, our unaudited financial statements for the nine months ended September 30, 2026 and our audited financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
•All of our revenues to date have been, and in the near-term will continue to be, generated from CapsoCam Plus related sales for the small bowel; and our ability to grow our small-bowel-related revenue is subject to our ability to successfully and timely execute related elements of our revenue growth strategy.
•CapsoCam Colon is our initial strategic effort to expand revenues for our GI-tract capsule endoscopy solution beyond small-bowel-related sales; we do not currently expect to generate CapsoCam Colon-

related revenues until the second half of 2027 based on the anticipated timing of FDA clearance for the second generation of our CapsoCam Colon solution.
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
•We may face regulatory challenges and delays in obtaining 510(k) clearance for marketing of those CapsoCam capsules incorporating our self-developed AI technology, including our CapsoCam Colon capsule endoscopy solution and for updates to our previously cleared AI technology.
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
We have incurred net losses since inception, and we expect to incur additional losses in the foreseeable future. For the nine months ended September 30, 2026 and September 30, 2025, we incurred net losses of $21.9 million and $17.9 million, respectively. As of September 30, 2026 we had an accumulated deficit of $177.5 million. Our accumulated deficit reflects significant front-end spending and investment related to both completed and ongoing key operational milestones, including: (i) the initial and continued development of CapsoCam Plus and CapsoCloud, our cloud-based platform; (ii) development of our next pipeline capsule endoscope, CapsoCam Colon; (iii) initial development and ongoing improvements to our AI assisted pathology detection tools and technologies; and (iv) funding of completed and ongoing related clinical and other studies. As we execute on our business strategy to grow our business and revenues (including seeking FDA 510(k) clearance for CapsoCam Colon), we will continue to incur development costs and clinical study expenses and will make additional investments. Additionally, as a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. Accordingly, we expect to continue to incur losses for at least the near-term and we may never achieve profitability or, if we do achieve profitability, sustain profitability. Our failure to achieve and sustain profitability in the future would make it more difficult to finance our business and accomplish our strategic objectives, which would have a material adverse effect on our business, financial condition and results of operations.
Our Quarterly Report, our unaudited financial statements for the nine months ended September 30, 2026 and our audited financial statements for the year ended December 31, 2025 include a footnote raising substantial doubt about our ability to continue as a “going concern” and we will likely need to raise additional financing to fund our business and revenue growth plans.
Our Quarterly Report, our unaudited financial statements for the nine months ended September 30, 2026 and our 2025 audited financial statements include a footnote raising substantial doubt about our ability to continue as a going concern. We have funded our historical net losses and negative cash flows through the issuance of convertible preferred stock, our IPO, the Private Placement, the Securities Purchase Agreement pursuant to the Registered Direct Offering and sales under the ATM Program. As of September 30, 2026, we had cash and cash equivalents of approximately $21.8 million.
Our ability to continue as a going concern depends on a number of factors including whether we can successfully implement our business and revenue growth plans to generate sufficient cash flow from operating activities, and our ability to raise as needed other equity financing or loan facilities. We closed the Private Placement on March 16, 2026, and raised $14.0 million in gross proceeds from certain accredited investors. In the third quarter of 2026 we raised $18.0 million in gross proceeds through the Securities Purchase Agreement in the Registered Direct Offering and approximately $1.8 million in gross proceeds under the ATM Program. We will likely need to undertake additional capital-raising activities by early 2027 to fund our operations and our ongoing and/or planned clinical studies as contemplated by our growth strategy, such as the second arm pivotal study for the second generation CapsoCam Colon capsule and the study for early pancreatic cancer detection using the CapsoCam UGI system. There is no certainty regarding the occurrence, magnitude, or timing of these capital-raising activities. If we raise additional funds through the sale of equity, convertible debt, or other equity-linked securities, our stockholders’ ownership will be diluted. The inability to secure adequate financing on favorable terms, or at all, could have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business objectives. See the risk factor titled “We may require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our common stock” below.
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
•Further penetrating the small bowel market in the U.S. and internationally, including by (i) increasing the size and effectiveness of our U.S. and international sales teams; (ii) pursuing the pediatric market (with children comprising a significant portion of the Crohn’s disease patient population) following FDA clearance in December 2024 for this newly indicated patient population; (iii) introducing complementary products such as our (a) capsule delivery device with full commercialization expected in the first quarter of 2027 and (b) patency capsule (for verifying a capsule endoscope can pass through the bowel without retention prior to an exam) with FDA 510(k) application submitted in July 2026, for which we received questions from the FDA in September 2026 and expect clearance in the first quarter of 2027; and (iv) facilitating increased telemedicine adoption following FDA clearance in December 2024 of remote ingestion of our CapsoCam Plus, allowing patients to ingest our capsules in the comfort of their own homes with remote provider supervision.
•Incorporating our AI assisted pathology detection technology into our CapsoCam Plus capsule. We conducted related clinical studies to demonstrate the benefits of our AI technology as incorporated into CapsoCam Plus and submitted the related 510(k) application to the FDA in December 2025. In response to the FDA’s feedback, we submitted a proposal to the FDA in April 2026. As further requested by the FDA, we conducted further demographic analysis of the study data and submitted the analysis to the FDA at the end of August 2026. AI Highlights™, our AI-assisted reading feature for the CapsoCam Plus® system, received clearance from the FDA on September 25, 2026. The commercialization began in the US on November 2, 2026. We also made the initial EU submission in January 2026 and submitted the related technical documents in July 2026. By the time of this Quarterly Report we have commercialized in EU.
Each of these activities is subject to numerous risks. For example, (i) we may be unable to compete effectively against our competitors; (ii) the introduction of our capsule delivery device and patency capsule may be delayed or these products may not be sufficiently adopted by providers and patients initially or in the longer term; and (iii) AI Highlights™, which was only recently commercialized in the U.S. and EU, may not achieve the level of market acceptance among physicians and other healthcare providers that we expect, which could adversely affect our ability to grow our small-bowel-related revenues and our business..
For additional information, see the other risks set forth under this “Risk Factors” section including “We operate in a highly competitive industry, and competitive pressures could have a material adverse effect on our business, financial condition, results of operations, and prospects,” “Our longer term efforts to expand our GI-tract capsule endoscopy solutions beyond small bowel and colon pathologies and medical conditions may not succeed,” and “We may face regulatory challenges and delays in obtaining 510(k) clearance for marketing of those CapsoCam capsules incorporating our self-developed AI technology, including our CapsoCam Colon capsule endoscopy solution and for updates to our previously cleared AI technology.”
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

Our growth strategy includes increasing our international revenues and potential entry into new international markets (including through qualified exclusive distributors in targeted regions). In the nine months ended September 30, 2026 and 2025, international sales accounted for approximately 25% and 23% of our revenue, respectively. Our largest international shipping destinations in the nine months ended September 30, 2026 include France, Germany and Colombia. Some of our existing and new international markets may be highly regulated and competitive. However, we may face significant challenges and risks in expanding in existing and entering into new international markets (including risks related to expanding our market share and customer base), such as the following:
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
Notably, one competitor, Ankon (through its affiliate AnX Robotics), has already established a market presence with their FDA-cleared AI product for the small bowel in the U.S. and various other markets outside the U.S. This puts us at a market disadvantage until we can launch our own AI product for the small bowel post the clearance from the FDA of our AI Highlights™, its AI-assisted reading feature for the CapsoCam Plus® system, obtained in September 2026. The commercialization began in the US on November 2, 2026. The delay in our product launch could result in a loss of market share and reduced revenue opportunities, as potential customers may opt for the already available and proven solutions from our competitors. Additionally, the competitive landscape is further impacted by the pricing strategies of Asia-based capsule endoscopy companies, such as Ankon (China), Jinshan (China) and IntroMedic (South Korea), who are offering their products at lower than average prices. This aggressive pricing approach could pressure us to lower our prices to remain competitive, potentially impacting our profit margins.
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
For the three months ended September 30, 2026, we recorded a provider complaint rate of approximately 2.5% (based on number of capsules sold in such period). For 2025, we recorded a provider complaint rate of approximately 2.5% (based on number of capsules sold in 2025). The bulk of recorded complaints related to patient failure to (i) timely retrieve the capsule following completion of the procedure and (ii) enter the correct serial number or use the correct shipping label when returning the capsule for download. Although small, these failures indicate potential issues with the usability or clarity of instructions provided to patients by providers or us and shipment and inventory management issues. These issues, in turn, can significantly impact customer and patient satisfaction and our reputation and potential sales.
Capsule retention by a patient refers to the capsule getting stuck in the GI tract, which can occur due to various reasons such as strictures, tumors, or inflammatory bowel diseases. We believe the industry retention rate may be as high as 2%. Based on (i) incidences reported to us for all CapsoCam capsule patients in the three months ended September 30, 2026, and (ii) total CapsoCam capsules sold by us in the same period, retention rate was less than 1/10 of 1%. However, we believe our retention rate is understated due to (i) underreporting by providers and patients and, relatedly, (ii) the fact that most retained capsules are eventually excreted without the need for invasive intervention and medication may be used to encourage this process. In some instances, endoscopic retrieval or surgical intervention may be necessary to remove the retained capsule. Aspiration is rare but potentially fatal where the capsule is accidentally inhaled into the respiratory tract instead of being swallowed into the esophagus. For the three months ended September 30, 2026, there was no complaint regarding an aspiration incident involving a CapsoCam capsule.

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
Although our CapsoCam Plus solution, which visualizes the small bowel, has been cleared by the FDA, the CapsoCam Colon capsule endoscopy solution will require a distinct, unrelated regulatory submission, as it is subject to different statutory requirements. This is due to its use in the colon (part of the lower GI-tract) and incorporation of new capabilities (including AI assisted pathology detection technology) to facilitate visualization of the colon and to identify and measure polyps, each of which introduces different safety and effectiveness considerations. As a part of the marketing submission review, the FDA may require additional analysis, data, studies, or modifications to our products or labeling, which could increase our costs, delay our launch, or limit our market opportunity. The FDA may also require other conditions on our products to achieve initial clearance, such as additional studies or clinical trials, labeling restrictions, or post-market surveillance commitments, which could increase our regulatory burden and liability. Risks related to the separate FDA clearance of the AI assisted pathology detection technology incorporated in our CapsoCam Colon capsule endoscopy solution and of updates to our previously cleared AI technology are discussed in the risk factor titled “We may face regulatory challenges and delays in obtaining 510(k) clearance for marketing of those CapsoCam capsules incorporating our self-developed AI technology, including our CapsoCam Colon capsule endoscopy solution and for updates to our previously cleared AI technology below.
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
We may face regulatory challenges and delays in obtaining 510(k) clearance for marketing of those CapsoCam capsules incorporating our self-developed AI technology, including our CapsoCam Colon capsule endoscopy solution and for updates to our previously cleared AI technology.
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
In seeking 510(k) clearance for AI Highlights™, our AI-assisted reading feature for the CapsoCam Plus® system, we (i) utilized the NaviCam ProScan as the predicate device (confirmed with the FDA) and (ii) conducted a retrospective clinical study of the CapsoCam Plus solution with the AI technology incorporated to analyze in vivo videos from completed, real-world clinical cases, to assess the performance of the AI technology for small bowel. AI Highlights™ received FDA clearance on September 25, 2026. Its commercialization began in the US on November 2, 2026.
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
Our supply chain is heavily reliant on products and components manufactured and assembled in various Asian countries (particularly Taiwan and Japan). These import operations are subject to tariff and other international trade regulations. When imported into the U.S., such products and components are subject to applicable rates of duty. The U.S. government has recently made statements and taken certain actions that have created significant uncertainty about the future relationship between the U.S. and various other countries, including Taiwan and Japan, with respect to trade policies, treaties, government regulations and tariffs, including implementing tariffs on certain countries and implementing and subsequently pausing such implementation of tariffs on certain other countries. As a result of these statements and actions, we are exposed to the risk of product supply disruption and increased costs and expenses. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. We cannot predict with certainty the future trade policy of the U.S. or other countries. We experienced an increase in customs and tariffs expenses as a result of the imposition of tariffs and keep evaluating measures that we might implement to address or mitigate the impact on our business. We cannot predict the likelihood, nature or extent of the potential impact or our ability to avoid the related adverse effects. Relevant factors include whether any additional tariffs are ultimately implemented, the timing and duration of implementation and the amount, scope and nature of such tariffs and potential exclusions from the application of those tariffs. These tariffs and other unfavorable government policies on international trade (such as export controls) may further increase the cost of manufacturing our commercialized products or developing our pipeline products, affect the demand for our products (if and once approved), or restrict our access to raw materials and components used in the manufacture of our current products and the development of our future products, each of which could negatively impact our financial condition and results of operations. Further, such developments, or the perception that any such developments could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may have and could continue to significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and adversely impact the price and demand for our products, increase our costs, and affect our customers and suppliers and have a material adverse effect on our business, financial condition and results of operations.
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
We provide remote capsule endoscopy reading services through board-certified physicians to our customers with $230 and $211 thousand in revenue for the nine months ended September 30, 2026 and 2025, respectively. Our relationships with board-certified physicians are subject to various state laws including those with respect to physician licensing requirements. The interpretation and enforcement of these laws vary significantly across states, and there is no assurance that our current practices will remain compliant. If regulatory authorities determine that our arrangements with physicians violate these laws, we may be forced to restructure or terminate these relationships, leading to potential disciplinary actions, penalties, and a loss of revenue.
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
We depend on Aureliance, our authorized agent and importer in the EU and EEA for a significant portion of our revenue. It has historically contributed a significant percentage of our revenue generated from EU countries, such that if it were to materially reduce or terminate its business with us, our revenue generated from such countries would suffer. For the nine months ended September 30, 2026 and September 30, 2025, Aureliance represented approximately 11% and 10% of our revenue, respectively. As of September 30, 2026 and December 31, 2025, Aureliance represented approximately 23% and 22% of our accounts receivable balance, respectively. The loss of it or a significant reduction in its business with us could have a material adverse effect on our financial condition and results of operations.
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
We plan to further invest in AI to improve our products. However, we may not achieve the expected benefits from our AI investments, or we may face technical, regulatory, ethical or legal challenges that could limit or delay the development, deployment or adoption of our AI technology. For example, AI Highlights, our AI-assisted reading feature for the CapsoCam Plus system, may not achieve the market acceptance we expect if physicians and other healthcare providers are not persuaded of its clinical utility, efficiency benefits or reliability, which could adversely affect our business. Additionally, we may encounter difficulties in integrating our AI technology with our existing or future products, software or platforms, or in ensuring the compatibility, interoperability or reliability of our AI technology.
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
The first material weakness relates to our failure to design or maintain sufficient controls over implementation of information technology general controls or complementary user entity controls for applications (such as our legacy enterprise resource planning (“ERP”), payroll and stock option management IT systems) used in the preparation of our financial statements. More specifically, we did not design or maintain sufficient controls related to user access provisioning and monitoring, change management, program development and data management.
The second material weakness relates to a lack of segregation of duties in the financial reporting function due to a limited number of staff performing the financial reporting function. More specifically, there is a limited level of multiple reviews among those tasked with preparing our financial records and with respect to our legacy ERP system proper segregation of duties was not enforced (i.e., for journal entries, we did not always delegate different individuals for the entry process and for approving the journal entry).
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
In addition, as we continue to scale and improve our operations, including our internal systems and processes, we are currently evaluating the implementation of a variety of critical systems, such as supply chain management, customer relationship management, billing and human resource information systems. We cannot assure you that new systems, including any increases in scale or related improvements, will be successfully implemented or that appropriate personnel will be available to facilitate and manage these processes. Failure to implement necessary systems and procedures, transition to new systems and processes or hire the necessary personnel could result in higher costs, compromised internal reporting and processes and system errors or failures. For example, in the third quarter of 2026, we replaced our legacy ERP system, which facilitates orderly maintenance of books and records with a new ERP system. ERP system implementations are complex projects that require significant investment of capital and human resources, the reengineering of many business processes and the attention of many employees who would otherwise be focused on other aspects of our business. If the new ERP system or any other new critical system does not work as planned, or if we experience issues related to the transition, including data migration errors or difficulties in maintaining effective internal controls during and after the transition, our business and our ability to timely and accurately report our financial results could be adversely affected, which could have a material adverse effect on our operations.
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
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to advance clinical studies and pursue regulatory clearances for new or next-generation product pipeline. The scope, cost, timeline of these clinical development efforts are inherently uncertain, there can be no assurance that such efforts will yield successful outcomes or that the capital resources required to fund them will not exceed our current expectations. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Sales of our common stock under the ATM Program, which may be made from time to time at prevailing market prices, will also dilute our existing stockholders. In addition, the incurrence of indebtedness would increase our fixed obligations and include covenants or other restrictions that would impede our ability to manage our operations. Further, if additional financing is needed, we may not be able to obtain additional financing on terms favorable to us or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and advancing our new or next-generation product pipeline.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.
Sales of a substantial number of shares of our common stock in the public market could occur at any time. Lock-up agreements covering approximately 41.1 million pre-IPO shares of our outstanding common stock entered into in connection with our initial public offering expired in early January 2026 and these shares may now be sold, subject to any applicable volume limitations under federal securities laws, at any time. In addition, the shares issued in the Private Placement have been registered for resale, the shares issued in the Registered Direct Offering were issued under a shelf registration statement, and additional shares may be sold by us under the ATM Program from time to time. If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly and impair our ability to raise adequate capital through the sale of additional equity or equity-linked securities at a time and price that we deem appropriate. If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market , the trading price of our common stock could decline.
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
None.
Use of Proceeds from Initial Public Offering
Not Applicable.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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
10.1*
Controlled Equity OfferingSM Sales Agreement, dated August 13, 2026, by and between CapsoVision, Inc. and Cantor Fitzgerald & Co. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on August 13, 2026).

10.2*	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on September 18, 2026).
10.3#
Amended and Restated Consulting Agreement with Joanne C. Imperial MD, dated as of July 2, 2026 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on July 2, 2026).

10.4#
Consulting Agreement with David S. Shields MD, dated as of July 2, 2026 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-42705) filed on July 2, 2026).

31.1†	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2†	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1††	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2††	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Cover Page Interactive Data File (embedded within the Inline XBRL document).
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).
___________________________________________________
† Filed herewith
†† Furnished herewith
* Certain personally identifiable information of this exhibit has been omitted pursuant to Item 601(a)(6) of Regulation S-K.
# Indicates management contract or compensatory plan.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSOVISION, INC.

Date: November 12, 2026	By:	/s/ Kang-Huai (Johnny) Wang
Kang-Huai (Johnny) Wang
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ David Garcia
David Garcia
Senior VP of Finance
(Principal Financial Officer and Principal
Accounting Officer)